Form 10-K
period 1999-12-31
GLOBAL ASSET HOLDINGS INC
filed 2000-04-10
CIK 1099730

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    --------

                                   FORM 10-KSB
(Mark One)

/X/ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT
    OF 1934.

                                       OR

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934.

For the transition period from __________ to __________ .

                        Commission file number 011-15489

                       GLOBAL ASSET HOLDINGS, INCORPORATED
                 (Name of Small Business Issuer in Its Charter)

              Florida                                        65-0722193
--------------------------------                     --------------------------
(State or Other Jurisdiction of                           (I.R.S. Employer
 Incorporation or Organization)                          Identification No.)

                                  57 The Circle
                            Glen Head, New York 11545
                       -----------------------------------
                    (Address of Principal Executive Offices)

                                 (516) 759-3017
                     ---------------------------------------
                (Issuer's Telephone Number, Including Area Code)

         Securities registered under Section 12(b) of the Exchange Act:


Title of Each Class                    Name of Each Exchange on Which Registered
-------------------                    -----------------------------------------
  Not Applicable                                      Not Applicable

         Securities registered under Section 12(g) of the Exchange Act:

                    Common Stock, par value $0.001 per share

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes _X_ No ___

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_X_] -

         Issuer's revenues for its most recent fiscal year were $0.

         Documents incorporated by reference: See Item 13 of this report.

         As of March 31, 2000, 3,932,000 shares of the registrant's common stock were issued and outstanding, and the aggregate market value of such shares held by non-affiliates of the registrant on such date, based on the average of the closing bid and asked prices for such shares on such date, was $27,524,000.

         Transitional Small Business Disclosure Format:

 Yes       /_ _/   No       /_X_/

         The Exhibit Index, Part IV, Item 13, is located at page 7 of this Form 10-KSB.

         This Form 10-KSB contains a total of __ pages, including any exhibits.

                                     PART I

Item 1.    Description of Business.

Global Asset Holdings, Incorporated ("we" or the "Company") was organized as a Florida corporation in June 1994 under the name, Pasta Bella, Inc. In 1997, we changed our name to Global Asset Holdings, Incorporated.

The Company was formed for the purpose of acquiring other entities or businesses. We have not yet engaged in any business activity other than exploring and negotiating potential acquisitions, including two in late 1998 and early 1999. Since our formation, we have pursued several potential acquisitions. None of these potential acquisitions was completed. We intend to continue pursuing potential acquisitions. There are no transactions that are currently pending.

We had no employees in 1999 and have none at this time.

Item 2.   Description of Property.

The Company utilizes, without charge, the facilities of its Chief Executive Officer and sole director, Martin Miller, as the Company's offices.

Item 3.   Legal Proceedings.

There are no legal proceedings involving the Company.

Item 4.   Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1999.

                                     PART II

Item 5.   Market for Common Equity and Related Stockholder Matters.

         Market Information. The Company's Common Stock has been quoted, under the symbol "GAHI ," on the OTC Bulletin Board. Set forth below are the high and low closing bid quotations for our common stock for each quarter of the last two fiscal years, as reflected on the electronic bulletin board. The foregoing information is believed to be accurate, but is not guaranteed. The quotations listed below represent prices between dealers and do not include retail mark-up, mark-down or commission, and there can be no assurance that they represent actual transactions. The prices prior to January 1999 indicated below also do not reflect a three-for-one stock dividend made in January, 1999.

         Fiscal Years Ended December 31, 1999 and December 31, 1998
         ----------------------------------------------------------
         Quarter/Fiscal Year                High                       Low
         -------------------                ----                       ---
          1st     1999                      5.25                       2.75
          2nd     1999                      5.25                       2.00
          3rd     1999                      3.625                      1.50
          4th     1999                     10.125                      2.00
          1st     1998                      1.187                      1.00
          2nd     1998                      2.000                      1.55
          3rd     1998                      2.312                      1.53
          4th     1998                      4.50                       2.31


         Recent Sales of Unregistered Securities. There were no sales of any of the Company's securities during 1999.

         Dividends. The Company has not paid any cash dividends on its common stock. In January, 1999, the Company paid a three-for-one stock dividend to holders of record of the Company's common stock. Since the Company has no operations, the Company does not foresee that it will have the ability to pay any cash dividends on its capital stock in the foreseeable future.

         Security Holders. As of March 31, 2000, there were approximately 27 holders of record of the Company's common stock.

         Form 10-KSB; Investor Relations. Stockholders may receive, without charge, a copy of the Company's 1999 Annual Report on Form 10-KSB, including the financial statements and financial statement schedules, filed with the Securities and Exchange Commission by writing to the Company at 57 The Circle, Glen Head, New York 11545, Attention: Martin Miller. Requests for information should be directed by mail to the foregoing address or by calling
(516) 759-3017.

         Transfer Agent. The transfer agent for the Company's common stock is Interwest Transfer Co., Inc., located at 1981 East 4800 South, Suite 100, Salt Lake City, Utah 84117.

Item 6.   Management's Discussion and Analysis or Plan of Operation.

Plan of Operation

The Company will continue to explore possible acquisitions. Its future will be dictated by requirements of any transactions and needs of any acquired entity.

General

The following discussion and analysis should be read in conjunction with the financial statements and related notes contained elsewhere in this statement.

As the Company has had no operations to date, if an acquisition is consummated, comparisons between 1998 or 1999 and any future periods would not be indicative of future year-year-year comparisons.

1999 Fiscal Year Compared
to 1998 Fiscal Year

During the years ended December 31, 1999 and 1998, the Company derived no revenues from operations. In 1999, the Company incurred expenses in connection with potential transactions, but did not incur similar expenses during 1998.

Liquidity

Although the Company has had no operations to date, it incurred expenses, including legal fees, during its 1999 fiscal year in connection with proposed transactions that were not consummated. Funds for the payment of these expenses were obtained through loans made to the Company by two entities affiliated with the Company's sole director and Chief Executive Officer, Martin Miller. See Item 12 Certain Relationships and Related Transactions. The Company's future needs will be dictated by requirements of any acquisition transactions which it may pursue and the availability of bank financing for any such transaction.

Item 7.   Financial Statements.

         See pages F-1 through F-9 attached hereto for copies of the audited financial statements of the Company for the year(s) ended December 31, 1999 and December 31, 1998. See Item 13 for a list of such financial statements.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

                                    PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons.

         Set forth below is information concerning the Company's sole director and sole executive officer:

             Name                  Age       Position
             ----                  ---       --------

             Martin Miller         60        Chief Executive Officer, Director

         Martin Miller has been a director of the Company since June 1997. For the past five years, Mr. Miller has been a manager of corporate finance for Millport Ltd., currently a Bahamian-based adviser of foreign investors.

         Compliance with Section 16(a) of the Exchange Act

         Based upon the Company's review of Forms 3, 4 and 5 [and amendments thereto], if any, furnished to the Company under Rule 16a-3(e) during and with respect to the Company's most recent fiscal year and any written representations provided to the effect that no Form 5 is required, no person that, at any time during the Company's last fiscal year, was an officer, director or beneficial owner of more than 10 percent of the Company's common stock reported on any of the foregoing forms failed to file, on a timely basis, any reports required by
Section 16(a) of the Exchange Act. The Company had no securities registered under the Exchange Act prior to its last fiscal year and therefore no such reporting person was required to file reports under Section 16(a) of the Exchange Act in prior years.


Item 10.   Executive Compensation.

         The Company has made no payments to or accruals for compensation to its sole executive officer and has paid no compensation in any other form to such officer. The Company does not have any formal bonus plans, stock option plans or any other similar compensation plans for its executive officer.

         The sole Director of the Company does not receive any compensation for serving as a member of the Board.

         Compliance with Section 16(a) of the Exchange Act. Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers and persons who own more than ten percent of a registered class of the Company's equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish the Company and with copies of all Section 16(a) forms they file. These filing requirements have [not] been satisfied.


Item 11.   Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth certain information as of February 29, 2000 with respect to beneficial ownership of the Company's common stock by: each person whom we know to own 5% or more of our outstanding shares; our sole director and all officers and directors of the Company as a group. Each such owner of common stock has sole voting and investment power for all shares listed below, except as otherwise indicated:

         Name and Address                Amount and Nature of       Percent
         of Beneficial Owner             Beneficial Ownership      of Class
         -------------------             --------------------      --------

         Martin Miller                            None                -0-

         All directors and officers
         as a group (1 person)                    None                -0-(1)

----------
(1) Does not include 68,000 shares owned by Mr. Miller's spouse or an entity in which his spouse has an interest. Mr. Miller disclaims beneficial ownership of such shares.

Item 12.   Certain Relationships and Related Transactions

         In 1999, the Company borrowed approximately $24,400 from two entities for which Mr. Miller is employed or serves as an officer. The amount does not bear interest. These amounts are due on demand.

Item 13.   Exhibits and Reports

         (a)  See Index to Financial Statements.
         (b)  Exhibits to this report are as follows:

Exhibit No.    Description of Document
-----------    -----------------------

   3.1(a)      Certificate of Incorporation.*


   3.1(b)      Amendments to Certificate of  Incorporation.*

   3.2         By-laws.*


   11          Statement re: computation of per share earnings.

   21          Subsidiaries of the registrant.

   27          Financial Data Schedules

* Filed with Company's Form 10SB.

      (b)      Reports on Form 8-K.

         The Company did not file any reports on Form 8-K during the last quarter of 1999.

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         GLOBAL ASSET HOLDINGS, INCORPORATED

Dated:   April 6, 2000              By:  /s/Martin Miller
                                         ----------------------------
                                         Martin Miller, Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Signature                           Title                              Date
---------                           -----                              ----


/s/ Martin Miller          Chief Executive Officer,
-----------------          Sole Director                          April 6, 2000

                       GLOBAL ASSET HOLDINGS, INCORPORATED
                          (A Development Stage Company)
                           FORMERLY PASTA BELLA, INC.

                              FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998
              AND THE PERIOD FROM JUNE 15, 1994 (DATE OF INCEPTION)
                              TO DECEMBER 31, 1999

                                      with

                          INDEPENDENT AUDITORS' REPORT

                       GLOBAL ASSET HOLDINGS, INCORPORATED
                          (A Development Stage Company)
                           FORMERLY PASTA BELLA, INC.

                                    CONTENTS


                 For the years ended December 31, 1999 and 1998
   and the period from June 15, 1994 (date of inception) to December 31, 1999

                                                                   PAGE #

Independent Auditors' Report                                        F-1

Financial Statements:

        Balance Sheets                                              F-2

        Statements of Operations                                    F-3

        Statements of Stockholders' Deficit                         F-4

        Statements of Cash Flows                                    F-5

        Notes to Financial Statements                               F-6 - F-8

Supplemental Information:

        Schedule of General and Administrative Expenses             F-9

The Board of Directors
Global Assets Holdings, Incorporated
(A Development Stage Company)
Miami, Florida

We have audited the balance sheets of Global Asset Holdings, Incorporated (a Development Stage Company), formerly Pasta Bella, Inc., as of December 31, 1999 and 1998, and the related statements of operations, stockholders' deficit and cash flows for the years then ended. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The financial statements of Global Asset Holdings, Incorporated (a Development Stage Company) formerly Pasta Bella, Inc. at December 31, 1996 and 1995 were audited by Barry
L. Friedman, P.C. whose report dated April 23, 1997, expressed an unqualified opinion on those financial statements.

We conducted our audits in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as, evaluating the overall financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects the financial position of Global Asset Holdings, Incorporated (a Development Stage Company) formerly Pasta Bella, Inc. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered a loss from operations and has not established a source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Liebman Goldberg & Drogin, LLP
Garden City, New York



February 15, 2000

                       GLOBAL ASSET HOLDINGS, INCORPORATED
                          (A Development Stage Company)
                           FORMERLY PASTA BELLA, INC.

                                 BALANCE SHEETS

                                  December 31,

                                               ASSETS
                                                                          1999        1998
                                                                        --------    --------
Total assets                                                            $      -    $      -
                                                                        ========    ========



                                 LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
        Accrued expenses payable                                        $  7,775    $      -
                                                                        --------    --------
            Total current liabilities                                      7,775           -
                                                                        --------    --------
Long-Term Liabilities:
        Loan payable                                                      30,599           -
                                                                        --------    --------
            Total long-term liabilities                                   30,599           -
                                                                        --------    --------
            Total liabilities                                             38,374           -
                                                                        --------    --------
Stockholders' Deficit:
        Preferred stock, $.001 par value per share, 10,000,000
            shares authorized and -0- issued and outstanding
        Common stock, $.001 par value per share, 50,000,000
            shares authorized and 4,000,000 shares issued and
            outstanding in 1999 and 1998                                   1,000       1,000
        Additional paid in capital in excess of par value                  4,000       4,000
        Deficit accumulated during development stage                     (43,374)     (5,000)
                                                                        --------    --------
            Total stockholders' deficit                                  (38,374)          -
                                                                        --------    --------
            Total liabilities and stockholders' deficit                 $      -    $      -
                                                                        ========    ========

                       See notes to financial statements.

                       GLOBAL ASSET HOLDINGS, INCORPORATED
                          (A Development Stage Company)
                           FORMERLY PASTA BELLA, INC.

                            STATEMENTS OF OPERATIONS

                                                                                        June 15, 1994
                                                      For the years ended               (Inception) to
                                                            December 31,                  December 31,
                                                      1999              1998                 1999
                                                      ----              ----                 ----
Income                                              $      -           $    -              $      -

Expenses:
        General and administrative                   (38,374)               -               (43,374)
                                                    --------           ------              --------

            Total expenses                           (38,374)               -               (43,374)
                                                    --------           ------              --------
Net (loss) during development stage                 $(38,374)          $    -              $(43,374)
                                                    ========           ======              ========
Net (loss) per share (basic)
        based upon 4,000,000 weighted
        average shares outstanding                  $  (.010)          $    -              $  (.010)
                                                    ========           ======              ========

                       See notes to financial statements.

                       GLOBAL ASSET HOLDINGS, INCORPORATED
                          (A Development Stage Company)
                           FORMERLY PASTA BELLA, INC.

                       STATEMENTS OF STOCKHOLDERS' DEFICIT

                 For the years ended December 31, 1999 and 1998

                                                                                   Deficit
                                                                                  Accumulated
                                            Common Stock           Additional       During
                                     --------------------------     Paid in       Development
                                       Shares        Amount         Capital         Stage
                                     ----------    ----------      ----------     ------------
Balance - January 1, 1998            4,000,000      $ 1,000          $ 4,000        $ (5,000)

Net (loss) for the year
December 31, 1998                            -            -               -               -
                                     ---------      -------          -------        --------
Balance - December 31, 1998          4,000,000        1,000            4,000          (5,000)


Net (loss) for the year
December 31, 1999                            -           -                -          (38,374)
                                     ---------      -------          -------        --------
Balance - December 31, 1999          4,000,000      $ 1,000          $ 4,000        $(43,374)
                                     =========      =======          =======        ========

                       See notes to financial statements.

                       GLOBAL ASSET HOLDINGS, INCORPORATED
                          (A Development Stage Company)
                           FORMERLY PASTA BELLA, INC.

                            STATEMENTS OF CASH FLOWS

                                                                                             June 15, 1994
                                                           For the years ended              (Inception) to
                                                                December 31,                   December 31,
                                                           1999               1998                 1999
                                                           ----               ----                 ----
Cash Flows from Operating Activities:
   Net (loss)                                            $(38,374)          $    -              $(43,374)
Adjustments to Reconcile Net Loss to Net
   (Used in) Operating Activities:
        Changes in Assets and Liabilities:
            Increase in accrued expenses payable            7,775                -                 7,775
                                                         --------           ------              --------
             Total adjustments                              7,775                -                 7,775
                                                         --------           ------              --------
             Net cash (used in) operating activities      (30,599)               -               (35,599)

Cash Flows from Investing Activities:
  Issuance of common stock                                      -                -                 5,000
                                                         --------           ------              --------
Cash Flows from Financing Activities:
  Borrowings from outside parties                         (30,599)               -               (30,599)
                                                         --------           ------              --------
              Net cash provided by financing activities   (30,599)               -               (30,599)
                                                         --------           ------              --------
Increase (Decrease) in cash                                     -                -                     -

Cash, beginning of period                                       -                -                     -
                                                         --------           ------              --------
Cash, end of period                                      $      -           $    -              $      -
                                                         ========           ======              ========

                       See notes to financial statements.

                       GLOBAL ASSET HOLDINGS, INCORPORATED
                          (A Development Stage Company)
                           FORMERLY PASTA BELLA, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 1999


Note 1 - Nature of Business:

           Global Asset Holdings, Incorporated; formerly Pasta Bella, Inc. ("the Company"), was incorporated in Florida June 15, 1994. Currently, the Company has no business operations and in accordance with SFAS #7 is considered a development stage company.

           The Company was originally formed in Florida in June 1994 as Pasta Bella, Inc. In 1997 it changed its name to its present name. The Company was formed to acquire other entities. It has not engaged in any business activity other than to explore and negotiate possible acquisitions. From inception, the Company has entered into negotiations and arrangements for several possible acquisitions. In each case the potential transaction was aborted. The Company intends to continue to pursue possible acquisitions but has no pending transactions at this time.

           On March 14, 1997, the Company with shareholder approval, forward split its common stock @ 1,000 shares for every share outstanding. After the split, the Company's authorized and outstanding shares increased to 1,000,000.

           On June 26, 1997, the Board of Directors authorized and shareholders approved the following:

              a- A name change to Global Asset Holdings, Incorporated from
                 Pasta Bella, Inc.
              b- An increase in the number of authorized common shares;
                 $.001 par value to 50,000,000 shares from 1,000,000 shares
              c- The authorization of 10,000,000 shares of preferred stock;
                 $.001 par value; no shares issued at December 31, 1999 and 1998.

Note 2 - Summary of Significant Accounting Policies:

           Revenue Recognition and Accounting Policies:

              Since inception, the company has been inactive and has not yet determined its accounting policies and procedures except:

                1.  The Company uses the accrual method of accounting.

                2. The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid since inception.

           Loss per share

           Basic loss per share was computed by dividing the Company's net loss by the weighted average number of common shares outstanding during the period. There is no presentation of diluted loss per share, since there were no securities considered common stock equivalents. The weighted average number of common shares used to calculate loss per common share during 1999 and 1998 was 4,000,000 shares.

                       GLOBAL ASSET HOLDINGS, INCORPORATED
                          (A Development Stage Company)
                           FORMERLY PASTA BELLA, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 1999




Note 2 - Summary of Significant Accounting Policies (Continued):

           Income Taxes

           The Company has filed all income tax returns. At December 31, 1999, the Company has net operating loss carryforwards of approximately $43,000.

           There is no income tax expense accrued. Additionally, there is no computation of deferred tax assets or liabilities, as a future tax benefits resulting from the net operating loss is immaterial. If a deferred tax asset or liability was reflected in the financial statements it would be reduced to zero based upon a valuation allowance which in management's opinion would be the non-realization of, tax loss carryforward benefit due to going concern limitations.

           Fair Value of Financial Instruments:

           SFAS No. 107, "Disclosures About Fair Value of Financial Instruments", requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. Presently the company has no assets; therefore SFAS No 107 does not apply.

           Impairment of Long-Lived Assets:

           The Company has not completed it's evaluation of the adoption of SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." However, management believes any such effect will not be material, since the company presently has no assets.

Note 3 - Ability to continue as a going concern:

           The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The company, as shown in the accompanying financial statements, has a deficit of $43,374 for the period of inception (June 15, 1994) through December 31, 1999.

                       GLOBAL ASSET HOLDINGS, INCORPORATED
                          (A Development Stage Company)
                           FORMERLY PASTA BELLA, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 1999



Note 3 - Ability to continue as a going concern (continued):

           The Company remains a Development Stage Company and has not yet developed a business plan or other alternatives that would provide for the realization of assets, liquidation of liabilities or revenues. Therefore it is unlikely for the Company to continue as a going concern. In the future, when the Company completes its business development, it will provide a more defined approach, as to its ability to operate as a going concern.


Note 4 - Related Party Transactions:

           The Company neither owns or leases any real property. Office services were provided without charge by an officer of the Company. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, there may be a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

Note 5 - Warrants and Operations:

           There are no warrants or options outstanding to issue any additional shares of common stock of the Company.

Note 6 - Loan Payable:

           During 1999, the Company received loans from Millport Partners, a non-related entity. These funds were used to pay various expenses, such as legal, transfer agent and registration fees. These expenses were necessary to bring all books and records and securities filings up to date. It is hoped that in the near future, the Company, will develop a business strategy and having all filings current, ensures the ability to complete any business development plans and repayment of the loans advanced to the Company.

                       GLOBAL ASSET HOLDINGS, INCORPORATED
                          (A Development Stage Company)
                           FORMERLY PASTA BELLA, INC.

                 SCHEDULE OF GENERAL AND ADMINISTRATIVE EXPENSES



                                                                              June 15, 1994
                                                     For the years ended      (Inception) to
                                                         December 31,          December 31,
                                                       1999        1998             1999
                                                    ---------   --------       --------------
Accounting                                           $ 11,100      $ -           $ 11,100
Legal                                                  22,212        -             22,212
Public relations                                        1,050        -              1,050
Stockholder expenses                                    1,137        -              1,137
Administrative and filing fees                          2,875        -              2,875
                                                     --------   --------         --------

 Total general and administrative expenses           $ 38,374      $ -           $ 38,374
                                                     ========   ========         ========



                       See notes to financial statements.