Form 10-Q
period 2000-03-31
GLOBAL ASSET HOLDINGS INC
filed 2000-05-15
CIK 1099730

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

__X__ Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities
      Exchange Act of 1934 for the Quarterly period ended March 31, 2000

_____ Transition Report pursuant to Section 13 or 15 (d) of the Securities
      Exchange Act of 1934 for the transition period from _________ to ________

                        Commission File Number 011-15499

                      Global Assets Holdings Incorporated
                      -----------------------------------
       (Exact name of small business issuer as specified in its Charter)

             Delaware                                 65-0722193
--------------------------------             --------------------------------
(State or other jurisdiction of             (IRS Employer Identification No.)
incorporation or organization)

                    57 The Circle, Glen Road, New York 11545
                   -----------------------------------------
                   (Address of principal executive officers)

                                  516-259-3049
                                  ------------
                                  (Telephone)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                Yes __X__               No _____

As of May 1, 2000, Registrant had outstanding 4,000,000 shares of Common Stock, $.001 par value.

                      GLOBAL ASSET HOLDINGS, INCORPORATED

                               Table of Contents


PART I.  FINANCIAL INFORMATION

  ITEM 1. Financial Statements

     Balance Sheet as of March 31, 2000

     Statements of Operations for the three months ended March 31, 2000 and 1999 and inception through March 31, 2000

     Statements of Cash Flows for the three months ended March 31, 2000 and 1999 and inception through March 31, 2000

     Schedule of General and Administrative Expenses for three months ended March 31, 2000 and 1999 and inception through March 31, 2000

     Notes to Financial Statements

  ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

SIGNATURES

PART II. OTHER INFORMATION

  ITEM 6. Exhibits and Reports on Form 8K

    1. EXHIBITS

    27 Financial Data Schedule

                       GLOBAL ASSET HOLDINGS, INCORPORATED
                          (A Development Stage Company)

                                 BALANCE SHEET

                                 March 31, 2000
                                   (UNAUDITED)
                                     ASSETS




            Total assets                                                $      -
                                                                        ========



                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
       Accrued expenses payable                                         $ 8,672
                                                                        --------
            Total current liabilities                                     8,672
                                                                        --------

Long-Term Liabilities:
       Loan payable                                                      41,269
                                                                        --------
            Total long-term liabilities                                  41,269
                                                                        --------

            Total liabilities                                            49,941
                                                                        --------

Stockholders' Deficit:
       Preferred stock, $.001 par value per share, 10,000,000
            shares authorized and -0- issued and outstanding
       Common stock, $.001 par value per share, 50,000,000
            shares authorized and 4,000,000 shares issued and
            outstanding in 1999 and 1998                                  1,000
       Additional paid in capital in excess of par value                  4,000
       Deficit accumulated during development stage                     (54,941)
                                                                        --------
            Total stockholders' deficit                                 (49,941)
                                                                        --------

            Total liabilities and stockholders' deficit                 $      -
                                                                        ========

                       GLOBAL ASSET HOLDINGS, INCORPORATED
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS

               For the three months ended March 31, 2000 and 1999
       and the period June 15, 1994 (date of inception) to March 31, 2000
                                   (UNAUDITED)




                                                                  June 15, 1994
                                                                  (Inception) to
                                            2000         1999     March 31, 2000
                                         ---------    --------    --------------


Income                                   $       -    $      -       $      -

Expenses:
       General and administrative          (11,567)     (8,025)       (54,941)
                                         ---------    --------      ---------

            Total expenses                 (11,567)     (8,025)       (54,941)
                                         ---------    --------      ---------

Net (loss) during development stage      $ (11,567)   $ (8,025)     $ (54,941)
                                         =========    ========      =========

Net (loss) per share (basic)
       based upon 4,000,000 weighted
       average shares outstanding        $  (0.002)   $ (0.002)     $  (0.014)
                                         =========    ========      =========

                       GLOBAL ASSET HOLDINGS, INCORPORATED
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS

               For the three months ended March 31, 2000 and 1999
       and the period June 15, 1994 (date of inception) to March 31, 2000

                                   (UNAUDITED)

                                                                                         June 15, 1994
                                                                                         (Inception) to
                                                               2000          1999        March 31, 2000
                                                            ----------     ---------     --------------
Cash Flows from Operating Activities:
   Net (loss)                                               $ (11,567)     $ (8,025)       $ (54,941)
                                                            ----------     ---------       ---------
Adjustments to Reconcile Net Loss to Net Cash
   (Used in) Operating Activities:
       Changes in Assets and Liabilities:
           Increase in accrued expenses payable                   897             -            8,672
                                                            ----------     ---------       ---------
             Total adjustments                                    897             -            8,672
                                                            ----------     ---------       ---------

             Net cash (used in) operating activities          (10,670)       (8,025)         (46,269)
                                                            ----------     ---------       ---------

Cash Flows from Investing Activities:
  Issuance of common stock                                          -             -            5,000
                                                            ----------     ---------       ---------

Cash Flows from Financing Activities:
  Borrowings from outside parties                              10,670         8,025           41,269
                                                            ----------     ---------       ---------
              Net cash provided by financing activities        10,670         8,025           41,269
                                                            ----------     ---------       ---------

Increase (Decrease) in cash                                         -             -                -

Cash, beginning of period                                           -             -                -
                                                            ----------     ---------       ---------

Cash, end of period                                         $       -      $      -        $       -
                                                            ==========     =========       =========

                       GLOBAL ASSET HOLDINGS, INCORPORATED
                          (A Development Stage Company)

                 SCHEDULE OF GENERAL AND ADMINISTRATIVE EXPENSES

               For the three months ended March 31, 2000 and 1999
       and the period June 15, 1994 (date of inception) to March 31, 2000
                                   (UNAUDITED)

                                                                                    June 15, 1994
                                                                                    (Inception) to
                                                              2000       1999       March 31, 2000
                                                            ---------   --------    --------------
Accounting                                                  $  2,726    $     -        $ 18,826
Legal                                                          2,517      7,500          24,729
Public relations                                                   -        525           1,050
Stockholder expenses                                           1,387          -           2,524
Administrative and filing fees                                 4,937          -           7,812
                                                            ---------   --------       --------

            Total general and administrative expenses       $ 11,567    $ 8,025        $ 54,941
                                                            =========   ========       ========

                       GLOBAL ASSET HOLDINGS, INCORPORATED
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                                 March 31, 2000


Note 1 - Basis of Presentation:

         The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

         The results of operations for the three month period ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.

         For the quarter ended March 31, 2000, the Company remained inactive. The Company was advanced $10,670 to cover various legal, accounting and other administrative expenses by a non-related party.

ITEM 2. Management's Discussion and Analysis or Plan of Operation.

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

The First Quarter 2000 Compared to 1999 Fiscal Year

During the Quarter's end, March 31, 2000 and fiscal year ending December 31, 1999 the Company derived no revenues from operations. In 1999, the Company incurred expenses in connection with potential transactions, but did not incur similar expenses during the First Quarter of 2000.

Liquidity

Although the Company has had no operations to date, it incurred expenses, including legal fees, during its 1999 and First Quarter 2000 fiscal year in connection with proposed transactions that were not consummated. Funds for the payment of these expenses were obtained through loans made to the Company by two entities affiliated with the Company's sole director and Chief Executive Officer, Martin Miller. See Item 12 Certain Relationships and Related Transactions. The Company's future needs will be dictated by requirements of any acquisition transactions which it may pursue and the availability of bank financing for any such transaction.

                                   SIGNATURES


         In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        GLOBAL ASSET HOLDINGS, INCORPORATED


Dated: May 12, 2000                     By: /s/ Martin Miller
                                        ------------------------------
                                        Martin Miller, Chief Executive Officer