Form 10-Q
period 2000-06-30
GLOBAL ASSET HOLDINGS INC
filed 2000-08-11
CIK 1099730

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



__X__ Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities
      Exchange Act of 1934 for the Quarterly period ended June 30, 2000.

_____ Transition Report pursuant to Section 13 or 15 (d) of the Securities
      Exchange Act of 1934 for   the transition period from __________
      to ___________.

                        Commission File Number 011-15499

                       Global Assets Holdings Incorporated
                  ---------------------------------------------
        (Exact name of small business issuer as specified in its Charter)

         Florida                                         65-0722193
-------------------------------             ---------------------------------
(State or other jurisdiction of             (IRS Employer Identification No.)
incorporation or organization)




              12000 Biscayne Blvd., Suite 103, Miami, Florida 33181
      --------------------------------------------------------------------
                    (Address of principal executive officers)

                                  305-981-9955
                              --------------------
                                   (Telephone)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes ___X___                          No _______


As of July 17, 2000, Registrant had outstanding 4,000,000 shares of Common Stock, $.001 par value.

                       GLOBAL ASSET HOLDINGS, INCORPORATED

                                Table of Contents



PART I - FINANCIAL INFORMATION

Item 1. Financial Statements:

        The attached unaudited financial statements of Global Asset
        Holdings, Incorporated (the "Company") reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the operating results for the interim period
        presented.                                                           F-1

        Balance Sheet

        Statement of operations for the six months ended June 30, 2000 and
        1999 and the period June 15, 1994 (date of inception) to June 30,
        2000                                                                 F-2

        Statement of operations for the three months ended June 30, 2000
        and 1999                                                             F-3


        Statement of cash flows for the six months ended June 30, 2000 and
        1999 and the period June 15, 1994 (date of inception) to June 30,
        2000                                                                 F-4


        Schedule of general and administrative expenses for the six months ended June 30, 2000 and 1999 and the period June 15, 1994 (date of
        inception) to June 30, 2000                                          F-5


        Schedule of general and administrative expenses for the three
        months ended June 30, 2000 and 1999                                  F-6

        Notes to financial statements                                        F-7

Item 2. Management's  Discussion and Analysis of Financial Condition and
        Results of Operations.                                               F-8

Signatures

Part II.      Other Information

Item 6.       Exhibits and Reports on Form 8K

1.       Exhibits

              27. Financial Data Schedule

                       GLOBAL ASSET HOLDINGS, INCORPORATED
                          (A Development Stage Company)

                                  BALANCE SHEET

                                  June 30, 2000
                                   (Unaudited)

                                     ASSETS




            Total assets                                                $   --
                                                                        =======



                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
       Accrued expenses payable                                         $ 3,619
                                                                        -------

            Total current liabilities                                     3,619
                                                                        -------

Long-Term Liabilities:
       Loan payable                                                      46,322
                                                                        -------

            Total long-term liabilities                                  46,322
                                                                        -------

            Total liabilities                                            49,941
                                                                        -------

Stockholders' Deficit:
       Preferred stock, $.001 par value per share, 10,000,000
            shares authorized and -0- issued and outstanding
       Common stock, $.001 par value per share, 50,000,000
            shares authorized and 4,000,000 shares issued and
            outstanding in 2000                                           4,000
       Additional paid in capital in excess of par value                  1,000
       Deficit accumulated during development stage                     (54,941)
                                                                        -------
            Total stockholders' deficit                                 (49,941)
                                                                        -------

            Total liabilities and stockholders' deficit                 $   --
                                                                        =======

                       GLOBAL ASSET HOLDINGS, INCORPORATED
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS

                 For the six months ended June 30, 2000 and 1999
        and the period June 15, 1994 (date of inception) to June 30, 2000






                                          Six months ended        June 15, 1994
                                              June 30,            (Inception) to
                                          2000       1999         June 30, 2000
                                        --------    --------      --------------


Income                                  $     --    $     --        $     --

Expenses
       General and administrative         11,567      17,143          54,941
                                        --------    --------        --------

            Total expenses               (11,567)    (17,143)        (54,941)
                                        --------    --------        --------

Net (loss) during development stage     $(11,567)   $(17,143)       $(54,941)
                                        ========    ========        ========

Net (loss) per share (basic)
       based upon 4,000,000 weighted
       average shares outstanding       $ (0.003)   $ (0.004)       $ (0.014)
                                        ========    ========        ========

                       GLOBAL ASSET HOLDINGS, INCORPORATED
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS

                For the three months ended June 30, 2000 and 1999



                                                     Three months ended
                                                          June 30,
                                                       2000      1999
                                                      ------    ------


Income                                               $    --   $    --

Expenses
       General and administrative                         --     9,118
                                                     -------   -------

            Total expenses                                --    (9,118)
                                                     -------   -------

Net (loss) during development stage                  $    --   $(9,118)
                                                     =======   =======

Net (loss) per share (basic)
       based upon 4,000,000 weighted
       average shares outstanding                    $    --   $(0.002)
                                                     =======   =======

                       GLOBAL ASSET HOLDINGS, INCORPORATED
                          (A Development Stage Company)

                             STATEMENT OF CASH FLOWS

                 For the six months ended June 30, 2000 and 1999
        and the period June 15, 1994 (date of inception) to June 30, 2000



                                                            Six months ended      June 15, 1994
                                                                  June 30,       (Inception) to
                                                             2000       1999      March 31, 2000
                                                          --------    --------    --------------
Cash Flows from Operating Activities:
   Net (loss)                                             $(11,567)   $(17,143)      $(54,941)
                                                          --------    --------       --------
Adjustments to Reconcile Net Loss to Net Cash
   (Used in) Operating Activities:
       Changes in Assets and Liabilities:
           Increase in accrued expenses payable                897        --            8,672
                                                          --------    --------       --------
             Total adjustments                                 897        --            8,672
                                                          --------    --------       --------
             Net cash (used in) operating activities       (10,670)    (17,143)       (46,269)
                                                          --------    --------       --------

Cash Flows from Investing Activities:
  Issuance of common stock                                    --          --            5,000
                                                          --------    --------       --------

Cash Flows from Financing Activities:
  Borrowings from outside parties                           10,670      17,143         41,269
                                                          --------    --------       --------
              Net cash provided by financing activities     10,670      17,143         41,269
                                                          --------    --------       --------

Increase (Decrease) in cash                                   --          --             --

Cash, beginning of period                                     --          --             --
                                                          --------    --------       --------

Cash, end of period                                       $   --      $   --         $   --
                                                          ========    ========       ========



                       GLOBAL ASSET HOLDINGS, INCORPORATED
                          (A Development Stage Company)

                 SCHEDULE OF GENERAL AND ADMINISTRATIVE EXPENSES

                 For the six months ended June 30, 2000 and 1999
        and the period June 15, 1994 (date of inception) to June 30, 2000


                                                 Six months ended        June 15, 1994
                                                     June 30,            (Inception) to
                                                 2000         1999        June 30, 2000
                                               -------       -------      -------------

Accounting                                     $ 2,726       $    --         $18,826
Legal                                            2,517        15,000          24,729
Public relations                                  --           1,050           1,050
Stockholder expenses                             1,387         1,093           2,524
Administrative and filing fees                   4,937          --             7,812
                                               -------       -------         -------

       Total general and administrative
           expenses                            $11,567       $17,143         $54,941
                                               =======       =======         =======



                       GLOBAL ASSET HOLDINGS, INCORPORATED
                          (A Development Stage Company)

                 SCHEDULE OF GENERAL AND ADMINISTRATIVE EXPENSES

                 For the three months ended June 30, 2000 and 1999
        and the period June 15, 1994 (date of inception) to June 30, 2000



                                                        Three months ended
                                                             June 30,
                                                      2000            1999
                                                     ------         -------

Accounting                                           $   --         $    --
Legal                                                    --           7,500
Public relations                                         --             525
Stockholder expenses                                     --           1,093
Administrative and filing fees                           --            --
                                                     ------         -------

       Total general and administrative
           expenses                                  $   --         $ 9,118
                                                     ======         =======

                       GLOBAL ASSET HOLDINGS, INCORPORATED
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                  June 30, 2000



Note 1 - Basis of Presentation:

           The financial information included herein is unaudited, however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

           The results of operations for the six month period ended June 30, 2000, are not necessarily indicative of the results to be expected for the full year.

           For the quarter ended June 30, 2000, the Company remained inactive. The Company was advanced $10,670 during the first quarter 2000 to cover various legal, accounting and other administrative expenses by a non-related party.

                       GLOBAL ASSET HOLDINGS, INCORPORATED
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                  June 30, 2000



Item 2 - Management's Discussion and Analysis or Plan of Operations

           Plan of Operation:

           The Company will continue to explore possible acquisitions. Its future will be dictated by requirements of any transactions and needs of any acquired entity.

           General:

           The following discussion and analysis should be read in conjunction with the financial statements and related notes contained elsewhere in this statement.

           As the Company has had no operations to date, if an acquisition is consummated, comparisons between 1998 or 1999 and any future periods would not be indicative of future year-to-year comparisons.

           The First Six Months of 2000 Compared to 1999 Fiscal Year:

           During the quarter's end June 30, 2000, the six month period ended June 30, 2000 and fiscal year ended December 31, 1999 the Company derived no revenues from operations. In 1999, the Company incurred expenses in connection with potential transactions, but did not incur similar expenses during the first six months of 2000.

           Liquidity:

           Although the Company has had no operations to date, it incurred expenses, including legal fees, during its 1999 and first quarter 2000 fiscal year in connection with proposed transactions that were not consummated. Funds for the payment of these expenses were obtained through loans made to the Company by two entities affiliated with the Company's sole director and chief executive officer, Martin Miller. See Item 12 "Certain Relationships and Related Transactions". The Company's future needs will be dictated by requirements of any acquisition transactions which it may pursue and the availability of bank financing for any such transaction.

                                   SIGNATURES



In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         GLOBAL ASSET HOLDINGS, INCORPORATED


Dated: August 7, 2000                    By: /s/Irving Greenman
                                         -------------------------------------
                                         Irving Greenman, President