Form 10QSB
period 2000-09-30
GLOBAL ASSET HOLDINGS INC
filed 2000-11-09
CIK 1099730

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

/X/ Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934 for the Quarterly period ended September 30, 2000.

__ Transition Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from __________ to ___________.

                        Commission File Number 011-15499

                       Global Asset Holdings Incorporated

                  ---------------------------------------------
        (Exact name of small business issuer as specified in its Charter)

         Florida                                      65-0722193
--------------------------------       ----------------------------------------
(State or other jurisdiction of          (IRS Employer Identification No.)
incorporation or organization)

              11900 Biscayne Blvd., Suite 262, Miami, Florida 33181
      --------------------------------------------------------------------
                    (Address of principal executive officers)

                                  305-981-0539
                              --------------------
                                   (Telephone)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes  X                                 No
             ---                                   ---

As of October 19, 2000, Registrant had outstanding 4,000,000 shares of Common Stock, $.001 par value.

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

              Balance Sheet                                                                                   F - 1

              Statement of operations for the nine months ended September 30,
              2000 and 1999 and the period June 15, 1994 (date of inception) to
              September 30, 2000                                                                              F - 2

              Statement of operations for the three months ended
              September 30, 2000 and 1999                                                                     F - 3

              Statement of cash flows for the nine months ended September 30,
              2000 and 1999 and the period June 15, 1994 (date of inception) to
              September 30, 2000                                                                              F - 4

              Schedule of general and administrative expenses for the nine months ended September 30, 2000 and 1999 and the period
              June 15, 1994 (date of inception) to September 30, 2000                                         F - 5

              Schedule of general and administrative expenses for the three
              months ended September 30, 2000 and 1999                                                        F - 6

              Notes to financial statements                                                                   F - 7

Item 2.       Management's  Discussion and Analysis of Financial Condition
              and Results of Operations.                                                                      F - 8

Signatures

     1.       Exhibits

    27.       Financial Data Schedule


                       GLOBAL ASSET HOLDINGS, INCORPORATED
                          (A Development Stage Company)

                                  BALANCE SHEET

                               September 30, 2000

                                   (Unaudited)

                                     ASSETS

Current Assets:
        Cash                                                              $          32
                                                                          --------------
            Total assets                                                  $          32
                                                                          ==============



                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
        Accrued expenses payable                                          $       4,199
                                                                          --------------
            Total current liabilities                                             4,199
                                                                          --------------

Long-Term Liabilities:
        Loan payable                                                             54,545
                                                                          --------------
            Total long-term liabilities                                          54,545
                                                                          --------------

            Total liabilities                                                    58,744
                                                                          --------------

Stockholders' Deficit:
        Preferred stock, $.001 par value per share, 10,000,000
            shares authorized and -0- issued and outstanding
        Common stock, $.001 par value per share, 50,000,000
            shares authorized and 4,000,000 shares issued and
            outstanding in 2000                                                   4,000
        Additional paid in capital in excess of par value                         1,000
        Deficit accumulated during development stage                            (63,712)
                                                                          --------------
            Total stockholders' deficit                                         (58,712)
                                                                          --------------

            Total liabilities and stockholders' deficit                   $          32
                                                                          ==============

                       GLOBAL ASSET HOLDINGS, INCORPORATED
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS

                  For the nine months ended September 30, 2000
and 1999 and the period June 15, 1994 (date of inception) to September 30, 2000

                                                                             Nine months ended             June 15, 1994
                                                                               September 30,               (Inception) to
                                                                            2000             1999        September 30, 2000
                                                                       ---------------  --------------- ---------------------

Income                                                                 $          -     $          -    $                -

Expenses
        General and administrative                                             20,338           24,455                63,712
                                                                       ---------------  --------------- ---------------------
            Total expenses                                                    (20,338)         (24,455)              (63,712)
                                                                       ---------------  --------------- ---------------------
Net (loss) during development stage                                    $      (20,338)  $      (24,455) $            (63,712)
                                                                       ===============  =============== =====================
Net (loss) per share (basic)
        based upon 4,000,000 weighted
        average shares outstanding                                     $       (0.005)  $       (0.006) $             (0.016)
                                                                       ===============  =============== =====================

                       GLOBAL ASSET HOLDINGS, INCORPORATED
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS

             For the three months ended September 30, 2000 and 1999



                                                                                                Three months ended
                                                                                                   September 30,
                                                                                             2000               1999
                                                                                        --------------- ---------------------


Income                                                                                  $           -   $                 -

Expenses
        General and administrative                                                               8,771                 7,312
                                                                                        --------------- ---------------------
            Total expenses                                                                       8,771                 7,312
                                                                                        --------------- ---------------------
Net (loss) during development stage                                                           $ (8,771)             $ (7,312)
                                                                                        =============== =====================
Net (loss) per share (basic)
        based upon 4,000,000 weighted
        average shares outstanding                                                            $ (0.002)             $ (0.002)
                                                                                        =============== =====================


                       GLOBAL ASSET HOLDINGS, INCORPORATED
                          (A Development Stage Company)

                             STATEMENT OF CASH FLOWS

              For the nine months ended September 30, 2000 and 1999
     and the period June 15, 1994 (date of inception) to September 30, 2000

                                                                             Nine months ended             June 15, 1994
                                                                               September 30,              (Inception) to
                                                                            2000             1999        September 30, 2000
                                                                       ---------------  --------------- ---------------------


Cash Flows from Operating Activities:
   Net (loss)                                                          $       (20,338) $       (24,455) $             (63,712)
                                                                       ---------------  ---------------  ---------------------
Adjustments to Reconcile Net Loss to Net Cash
   (Used in) Operating Activities:
        Changes in Assets and Liabilities:
            Increase in accrued expenses payable                                   580              -                    4,199
                                                                       ---------------  ---------------  ---------------------
             Total adjustments                                                     580              -                    4,199
                                                                       ---------------  ---------------  ---------------------
             Net cash (used in) operating activities                           (19,758)         (24,455)               (59,513)
                                                                       ---------------  ---------------  ---------------------

Cash Flows from Investing Activities:
  Issuance of common stock                                                          -               -                    5,000
                                                                       ---------------  ---------------  ---------------------
Cash Flows from Financing Activities:
  Borrowings from outside parties                                              19,790            24,455                 54,545
                                                                       ---------------  ---------------  ---------------------
              Net cash provided by financing activities                        19,790            24,455                 54,545
                                                                       ---------------  ---------------  ---------------------

Increase in cash                                                                   32               -                       32

Cash, beginning of period                                                           -               -                     -
                                                                       ---------------  ---------------  ---------------------

Cash, end of period                                                    $           32    $           -   $                  32
                                                                       ===============  ===============  =====================

                       GLOBAL ASSET HOLDINGS, INCORPORATED
                          (A Development Stage Company)

                 SCHEDULE OF GENERAL AND ADMINISTRATIVE EXPENSES

             For the nine months ended September 30, 2000 and 1999
     and the period June 15, 1994 (date of inception) to September 30, 2000

                                                                             Nine months ended             June 15, 1994
                                                                                September 30,             (Inception) to
                                                                            2000             1999        September 30, 2000
                                                                       ---------------  --------------- ---------------------
Accounting                                                             $        4,566   $            -  $             20,666
Legal                                                                           8,605           22,212                30,817
Public relations                                                                    -            1,050                 1,050
Stockholder expenses                                                            1,674            1,093                 2,811
Administrative and filing fees                                                  5,493              100                 8,368
                                                                       ---------------  --------------- ---------------------

        Total general and administrative
            expenses                                                   $       20,338   $       24,455  $             63,712
                                                                       ===============  =============== =====================

                       GLOBAL ASSET HOLDINGS, INCORPORATED
                          (A Development Stage Company)

                 SCHEDULE OF GENERAL AND ADMINISTRATIVE EXPENSES

                    For the three months ended September 30,


                                                                                             2000               1999
                                                                                        --------------- ---------------------
Accounting                                                                             $         1,840  $                  -
Legal                                                                                            6,088                 7,212
Public relations                                                                                     -                     -
Stockholder expenses                                                                               287                     -
Administrative and filing fees                                                                     556                   100
                                                                                        --------------- ---------------------

            Total general and administrative expenses                                   $        8,771  $              7,312
                                                                                        =============== =====================


                       GLOBAL ASSET HOLDINGS, INCORPORATED
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                               September 30, 2000



Note 1 - Basis of Presentation:

           The financial information included herein is unaudited, however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

           The results of operations for the nine month period ended September 30, 2000, are not necessarily indicative of the results to be expected for the full year.

           For the quarter ended September 30, 2000, the Company remained inactive. The Company has received an advance of $8,124 during the third quarter 2000 to cover various legal, accounting and other administrative expenses by a non-related party.

                       GLOBAL ASSET HOLDINGS, INCORPORATED
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                               September 30, 2000



Item 2 - Management's Discussion and Analysis or Plan of Operations.

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

           The First Nine months of 2000 Compared to 1999 Fiscal Year:

           During the quarter's end September 30, 2000, the nine month period ended September 30, 2000 and fiscal year ended December 31, 1999 the Company derived no revenues from operations. In 1999, the Company incurred expenses in connection with potential transactions, but did not incur similar expenses during the first nine months of 2000.

           Liquidity:

           Although the Company has had no operations to date, it incurred expenses, including legal fees, during its 1999 and the nine months of the year 2000. Funds for the payment of these expenses were obtained through loans made to the Company by two entities affiliated with the Company's former director and former chief executive officer, Martin Miller. The Company's future needs will be dictated by requirements of any acquisition transactions which it may pursue and the availability of bank financing for any such transaction.

                                   SIGNATURES

In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     GLOBAL ASSET HOLDINGS, INCORPORATED


Dated: October, 2000                 By: /s/Irving Greenman

                                     ------------------------------------------
                                     Irving Greenman, President