Form 10KSB
period 2000-12-31
GLOBAL ASSET HOLDINGS INC
filed 2001-04-16
CIK 1099730

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    --------

                                  FORM 10-KSB
                                   (Mark One)

/X/      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934.

For the fiscal year ended             December 31, 2000    .
                          ---------------------------------

                                       OR

/ /      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934.

For the transition period from __________ to __________ .

                           Commission file number      011-15489
                                                  -----------------

                              GLOBAL ASSET HOLDINGS, INCORPORATED
                        (Name of Small Business Issuer in Its Charter)

                   Florida                        65-0722193
      -------------------------------        --------------------------
     (State or Other Jurisdiction of            (I.R.S. Employer
     Incorporation or Organization)             Identification No.)

     11900 Biscayne Boulevard
            Suite 262
          Miami, Florida                                 33181
  ----------------------------------------         --------------------
   (Address of Principal Executive Offices)            (Zip Code)

                                 (305) 981-0539
                     -------------------------------------
                (Issuer's Telephone Number, Including Area Code)


         Securities registered under Section 12(b) of the Exchange Act:


      Title of Each Class       Name of Each Exchange on Which Registered
  --------------------------    -----------------------------------------

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
Yes    X       No
    ---------      ----------

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /X/

        Issuer's revenues for its most recent fiscal year were $13,387.

        The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of April 13, 2001, based on the average of the closing bid and asked prices for such shares on such date, was approximately $30,800,000.

        The number of shares outstanding of each of the issuer's classes of common equity, as of April 11, 2001 was 8,000,000.


        Transitional Small Business Disclosure Format (check one):
            Yes            No  /X/


                       DOCUMENTS INCORPORATED BY REFERENCE

See Item 13 of this report. The Exhibit Index, Part IV, Item 13, is located at page 13 of this Form 10-KSB.

                                     PART I

Item 1.    Description of Business.

History

        Global Asset Holdings, Incorporated ("we" or the "Company") was organized as a Florida corporation in June 1994 under the name, Pasta Bella, Inc. In 1997, we changed our name to Global Asset Holdings, Incorporated.

        The Company was formed for the purpose of acquiring other entities or businesses and entered into several possible transactions from 1997 through 2000 that were not completed. On November 14, 2000, the Company acquired an 80% membership interest in SavOnCalling.com, LLC ("SavOn") from TransVoice Investments, Ltd. ("TransVoice"). SavOn is engaged in the marketing and resale of domestic and international telecommunications services. Since the Company's operations consist solely of the businesses of its subsidiaries, the Company will concentrate its efforts on the telecommunications business.

SavOnCalling.com, LLC Acquisition

        On November 14, 2000, the Company acquired the entire interest of Transvoice Investments, Ltd. in SavOnCalling.com, LLC, a Florida limited liability company. The purchase price of Transvoice's entire interest in SavOn was 2,000,000 shares of our common stock. In addition, if during the period commencing January 1, 2001 and ending June 30, 2002, the accumulated net after tax income of SavOn is greater than $1,200,000, then Transvoice shall receive additional shares of our common stock according to the following formula:

        For each $1.00 of net after tax income of SavOn in excess of $1,200,000 during the Earnings Period, Transvoice shall receive additional shares of our common stock having a market value of $10.00 per share.

Subsequent Events

        On March 31, 2001 the Company entered an agreement to acquire 100% of the outstanding shares of National Online Services, Inc. (NOL), a development stage company.

        NOL is the publisher of TrueYellowPages.net, an Internet portal which includes a Yellow Page directory of businesses, a World Wide Web search engine, a classified directory of products and third-party services geared towards the small business owner such as package tracking and office supplies. The Company believes NOL has developed a subscription-based service which will attract small businesses by bundling a host of services, including Internet access (ISP). NOL designs individual web pages as part of its services. NOL charges a monthly fee of $29.95 for these standard service with no minimum commitment.

Future Plans

        The Company continues to pursue other acquisitions and intends to create a vertically integrated conglomerate of communications and media related subsidiaries. While the Company intends to continue pursuing potential acquisitions, there are currently no transactions or terms to which we have agreed.

        SavOn Business

        SavOn is engaged in the marketing and resale of domestic and international telecommunications services. SavOn was formed in late 1999 and at the time of our acquisition, SavOn was concentrating on attracting retail consumers to its casual access or "10-10" dialing plan. The Company had planned to market its "dial around" services through its own salespersons and a direct marketing program and utilizing affiliate programs or arrangements with groups that would receive fees for their members' usage. The Company has since abandoned its efforts to pursue the "dial around" business for several reasons.

        SavOn has since diversified into wholesale or `carrier-to-carrier" sales and is now utilizing the telecommunications and technical expertise of its management as consultants to other companies. By serving as a consulting group, SavOn is aiding other development stage entities to bring their services and products to market, while at the same time, attempting to preserve a relationship with SavOn. These consulting clients may become acquisition targets of the Company, to further its intention to create a vertically integrated conglomerate.

        SavOn utilizes networks maintained by others in connection with the sale of its telecommunications services. The sale of telecommunications services is dependent upon arrangements with carriers that will provide favorable rates. SavOn entered into an agreement with Global Crossing pursuant to which SavOn utilizes Global Crossing's network to provide its services. Global Crossing charged a fee for its services based on usage by SavOn or its customers. Due to a dispute between SavOn and Global Crossing, including what the Company believes to be Global Crossing's improper appropriation of the Company's customers, the agreement was terminated. The Company is presently seeking an agreement with another network provider.

Employees

        As of April 12, 2001, the Company had eight employees engaged in administration, engineering, marketing and sales. All are employed by SavOn. SavOn also utilizes consultants in its business.

Competition

        SavOn faces intense competition in the marketing and sale of its services and products. Many of these services and products are marketed by companies, which are well established, have reputations for success in the development and sale of services and products and have significantly greater financial, marketing, distribution, personnel, and other resources than the Company. These resources permit such companies to implement extensive advertising and promotional campaigns, both generally and in response to efforts by additional competitors to enter into new markets and introduce new services and products. This is due to the competitive advantage held by facilities based carriers and Internet marketing enterprises. Certain of these competitors, including AT&T, MCI/WorldCom and Sprint, dominate the industry and have the financial resources to enable them to withstand substantial price competition which has continued to increase.

Obsolescence

        The markets for telecommunications services and products are also characterized by rapidly changing technology and evolving industry standards, often resulting in product obsolescence or short product life cycles. The proliferation of new telecommunications technologies, including personal communication services, cellular telephone services and products and prepaid phone cards employing alternative "smart" card technologies, may reduce demand for traditional land-line long distance telephone services generally and the Company's services in particular. The Company's success will depend on the Company's ability to anticipate and respond to these and other factors affecting the industry, including changes in customer preferences, business and demographic trends, unfavorable general economic conditions and discount pricing strategies by competitors.


Item 2.   Description of Property.

        The Company currently utilizes the facilities of its subsidiary, SavOn, as its offices. This property consists of approximately 2,000 square feet of office space located at Suite 262, 11900 Biscayne Blvd., Miami, Florida, 33181. SavOn's lease expires February 28, 2004. The annual rental is $32,130. In the beginning of 2000, the Company used facilities leased by a minority member of SavOn to house its telecommunication equipment. Since the termination of the agreement with Global Crossing as discussed in Item 3, the Company is attempting to make alternative arrangements regarding its equipment.

Item 3.   Legal Proceedings.

        The Company's subsidiary, SavOn, has been named, along with Teltran International, Inc. ("Teltran") as a defendant in a lawsuit brought by Global Crossing Bandwidth, Inc. ("Global Crossing"). Global Crossing bears no relation to the Company. Global Crossing is one of the wholesale telecommunications carriers SavOn utilizes to provide service to some of its customers. In its complaint, filed in the United States District Court for the Eastern District of

Michigan, Global Crossing alleges Teltran and SavOn violated their contract with Global Crossing by refusing to post a security deposit upon demand. The alleged failure to post such deposit led to Global Crossing discontinuing to provide service to SavOn. Furthermore, Global Crossing seeks to enforce the entire remaining projected value of its long-term agreement and has requested approximately $21 million in damages.

        Currently, SavOn is seeking dismissal of the suit on the grounds that the selected venue in which the case was filed is not consistent with venue provision in the agreement between Global Crossing, Teltran and SavOn.

        SavOn believes it has valid counterclaims against Global Crossing for breach of the agreement and tortious interference.


Item 4.   Submission of Matters to a Vote of Security Holders.

        There were no matters submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2000.


                                     PART II

Item 5.   Market for Common Equity and Related Stockholder Matters.

        Market Information. The Company's Common Stock has been quoted, under the symbol "GAHI," on the OTC Bulletin Board. Set forth below are the high and low closing bid quotations for our common stock for each quarter of the last two fiscal years, as reflected on the electronic bulletin board. The foregoing information is believed to be accurate, but is not guaranteed. The quotations listed below represent prices between dealers and do not include retail mark-up, mark-down or commission, and there can be no assurance that they represent actual transactions. The prices indicated below also do not reflect a three-for-one stock dividend made in January, 1999.

        Fiscal Years Ended December 31, 2000 and December 31, 1999

        Quarter/Fiscal Year               High            Low
        -------------------              -------         --------
         1st        2000                  15.00           1.375
         2nd        2000                   7.00           4.50
         3rd        2000                   7.00           4.50
         4th        2000                   8.50           6.00
         1st        1999                   5.25           2.75
         2nd        1999                   5.25           2.00
         3rd        1999                   3.625          1.50
         4th        1999                  10.125          2.00

         Recent Sales of Unregistered Securities. In November 2000, the Company issued 2,000,000 unregistered shares of its common stock to TransVoice Investments, Ltd. in connection with the acquisition of SavOn. On March 31, 2001, the Company issued an additional 2,000,000 shares of unregistered stock, consisting of 1,600,000 shares of stock to TransVoice Investments Ltd. and the remainder to another party, all in connection with the Company's purchase of National Online Services, Inc.

        Dividends. The Company has not paid any cash dividends on its common stock. In January, 1999, the Company paid a three-for-one stock dividend to holders of record of the Company's common stock. Since the Company has no operations, the Company does not foresee that it will have the ability to pay any cash dividends on its capital stock in the foreseeable future.

         Security Holders. As of April 11, 2001, there were approximately 28 holders of record of the Company's common stock.

        Form 10-KSB; Investor Relations. Stockholders may receive, without charge, a copy of the Company's 1999 Annual Report on Form 10-KSB, including the financial statements and financial statement schedules, filed with the Securities and Exchange Commission by writing to the Company at 11900 Biscayne Boulevard, Miami, Florida, 33181, Attention: Irving Greenman. Requests for information should be directed by mail to the foregoing address or by calling
(305) 981-0539.

         Transfer Agent. The transfer agent for the Company's common stock is Interwest Transfer Co., Inc., located at 1981 East 4800 South, Suite 100, Salt Lake City, Utah 84117.

Item 6.   Management's Discussion and Analysis or Plan of Operation.

Plan of Operation

        The Company was organized for the purpose of acquiring other entities or businesses. Prior to November, 2000, it had attempted to acquire several businesses, however, none of those acquisitions were completed. In November, 2000, the Company acquired SavOn. In March, 2001, the Company acquired National Online Services, Inc.

        The Company plans to develop both of these businesses during 2001. The goal of the Company is to acquire other businesses, most likely in the telecommunications and internet areas.

General

        The following discussion and analysis should be read in conjunction with the financial statements and related notes contained elsewhere in this statement.

        For information concerning the Company's results of operations for the last two fiscal years, see the Company's financial statements for those years and the notes to those statements contained elsewhere in this report.

2000 Fiscal Year Compared to 1999 Fiscal Year

        The Company experienced a significant change in operations due to the acquisition of SavOn in 2000. Therefore, a year-to-year comparison of financial information for 2000 and 1999 may not be useful to an understanding of the Company's current financial condition.

                                                                  Change
Item                               2000            1999         ($ amount)
-----------                       ---------      ---------     -----------
Revenues                          $  13,387             $0      $  13,387

Cost of sales                     $  18,741             $0      $  18,741

Selling, General and              $ 272,817      $  38,374      $ 234,443
Administrative Expenses

Net Income (Loss)                 ($685,234)     $ (38,374)     ($646,860)

Cash, Accounts Receivable         $  64,506              0      $  64,506
and Prepaid Expenses

Property and Equipment (net       $ 104,327             $0      $ 104,327
of depreciation)


Liquidity

        The businesses that the Company has acquired are in the initial stages of development. The Company will most likely require additional sources of capital for each of its acquired enterprises and is exploring several possibilities for financing. Prior to their acquisitions by the Company, each of these entities was funded by investments by its respective members or shareholders.

Item 7.   Financial Statements.

        See pages F-1 through F-9 attached hereto for copies of the audited financial statements of the Company for the year(s) ended December 31, 2000 and December 31, 1999. See Item 13 for a list of such financial statements.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

                                    PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons.

(a)     Directors and Executive Officers.

        Set forth below is information concerning the Company's sole director and sole executive officer:

               Name             Age         Position
        ---------------     -----------     ---------

        Irving Greenman         65          Chief Executive Officer, Director


         IRVING GREENMAN has been a director of the Company since May 2000.
Mr. Greenman is also and has been employed by SavOn. For ten years prior thereto, Mr. Greenman was Chief Financial Officer for Kaleidoscope Media Group, Inc. (an Entertainment Company), Medica Media and Healthcare International, both of the latter companies in the healthcare field. Mr. Greenman is a Certified Public Accountant in New York and in Florida.

(b)     Significant Employees

               Name             Age         Position
        ---------------     -----------     ---------

        Richard Sablon          40          President, SavOn

        RICHARD SABLON was one of the founding members of SavOn and has been employed by the Company since SavOn's acquisition in 2000. Mr. Sablon has had over fifteen years of experience in the telecommunications field. From 1996 through 1999, Mr. Sablon was Vice President and Chief of Engineering for Equalnet Communications. Mr. Sablon has had over fifteen years of telephony engineering experience.

        Compliance with Section 16(a) of the Exchange Act

        Based upon the Company's review of Forms 3, 4 and 5, and amendments thereto, if any, furnished to the Company under Rule 16a-3(e) during and with respect to the Company's most recent fiscal year and any written representations provided to the effect that no Form 5 is required, no person that, at any time during the Company's last fiscal year, was an officer, director or beneficial owner of more than 10 percent of the Company's common stock reported on any of the foregoing forms failed to file, on a timely basis, any reports required by
Section 16(a) of the Exchange Act. The Company had no securities registered under the Exchange Act prior to its last fiscal year and therefore no such reporting person was required to file reports under Section 16(a) of the Exchange Act in prior years.


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


Item 11.   Security Ownership of Certain Beneficial Owners and Management

        The following table sets forth certain information as of April 11, 2001 with respect to beneficial ownership of the Company's common stock by: each person whom we know to own 5% or more of our outstanding shares; our sole director and all officers and directors of the Company as a group. Each such owner of common stock has sole voting and investment power for all shares listed below, except as otherwise indicated:

        Name and Address              Amount and Nature of        Percent
        of Beneficial Owner           Beneficial Ownership        of Class
        ---------------------         --------------------        -----------

        Irving Greenman               None                            -0-

        All directors and officers
        as a group (1 person)         None                            -0-


Item 12.   Certain Relationships and Related Transactions

        On November 14, 2000, the Company acquired the entire interest of TransVoice Investments, Ltd. in SavOnCalling.com, LLC, ("SavOn"), a Florida limited liability company. TransVoice's interest consisted of a 80% ownership interest in SavOn prior to the aquisition.

        On March 31, 2001, the Company acquired the entire interest of TransVoice Investments, Ltd. in National Online Services, Inc., a Florida corporation. TransVoice's interest consisted of 100% ownership interest in National Online Services, Inc.

Item 13.   Exhibits and Reports

(a)     Exhibits to this report are as follows:


                                                        Location or
Exhibit No.  Description of Document            Incorporation by Reference
-----------  -----------------------            --------------------------

  3.1(a)     Certificate of Incorporation.


  3.1(b)     Amendments to Certificate of
             Incorporation.

  3.2        By-laws.                           Exhibit 3.2 to the Company's
                                                Form 10-SB, filed with the
                                                Commission on 11/26/99.

 11          Statement re: computation of       Not applicable
             per share earnings.

21           Subsidiaries of the registrant.    Not applicable.



(b)     Reports on Form 8-K.

        The Company did not file any reports on Form 8-K during the last quarter of 1999.

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    GLOBAL ASSET HOLDINGS, INCORPORATED



Dated:  April 16, 2001              By:     /s/ Irving Greenman
                                       ----------------------------------------
                                       Irving Greenman, Chief Executive Officer

        In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Signature                    Title                        Date
---------                    ----------                   ---------

/s/ Irving Greenmanr         Chief Executive Officer,     April 16, 2001
--------------------         Sole Director
Irving Greenman

               GLOBAL ASSET HOLDINGS, INCORPORATED AND SUBSIDIARY
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
              AND THE PERIOD FROM JUNE 15, 1994 (DATE OF INCEPTION)
                              TO DECEMBER 31, 2000

                                      with

                          INDEPENDENT AUDITORS' REPORT

               GLOBAL ASSET HOLDINGS, INCORPORATED AND SUBSIDIARY
                          (A Development Stage Company)

                                    CONTENTS

For the years ended December 31, 2000 and 1999 and the period from June 15, 1994
                    (date of inception) to December 31, 2000

                                                                          PAGE #

Independent Auditors' Report                                                1

Financial Statements:

        Balance Sheets                                                      2

        Statements of Operations                                            3

        Statements of Stockholders' Deficit                                 4

        Statements of Cash Flows                                            5

        Notes to Financial Statements                                     6 - 11

The Board of Directors
Global Assets Holdings, Incorporated and Subsidiary
(A Development Stage Company)
Miami, Florida

We have audited the consolidated balance sheets of Global Asset Holdings, Incorporated (a Development Stage Company), as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years then ended in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public accountants. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects the financial position of Global Asset Holdings, Incorporated and Subsidiary (a Development Stage Company) as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered losses from operations and has not established a significant amount of revenues. This raises substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Liebman Goldberg & Drogin, LLP
Garden City, New York

March 27, 2001

               GLOBAL ASSET HOLDINGS, INCORPORATED AND SUBSIDIARY
                          (A Development Stage Company)

                                 BALANCE SHEETS

                                  December 31,

                                     ASSETS

Current Assets:                                                         2000         1999
                                                                    -----------    --------
        Cash in banks                                               $    46,647    $     --
        Accounts receivable                                              15,296          --
        Prepaid expenses                                                  2,563          --
                                                                    -----------    --------
            Total current assets                                         64,506          --
                                                                    -----------    --------

Property and Equipment:
        Machinery and equipment                                         111,004          --
        Furniture and Fixtures                                            2,229          --
        Leasehold improvements                                            3,473          --
                                                                    -----------    --------
                                                                        116,706          --
        Less: Accumulated depreciation                                   12,379          --
                                                                    -----------    --------
                                                                        104,327          --
                                                                    -----------    --------
Other Assets:
        Goodwill (net of amortization)                               11,720,682          --
        Security deposits                                                 3,023          --
                                                                    -----------    --------
                                                                     11,723,705          --
                                                                    -----------    --------
Total assets                                                        $11,892,538    $     --
                                                                    ===========    ========

                        LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
        Loans payable                                               $   285,000    $     --
        Accounts payable                                                301,765          --
        Accrued expenses payable                                         38,380       7,775
                                                                    -----------    --------
            Total current liabilities                                   625,145       7,775
                                                                    -----------    --------
Long-Term Liabilities:
        Loan payable                                                     22,212      30,599
                                                                    -----------    --------
            Total long-term liabilities                                  22,212      30,599
                                                                    -----------    --------
            Total liabilities                                           647,357      38,374
                                                                    -----------    --------
Commitments and Contingencies

Stockholders' Equity (Deficit):
        Preferred stock, $.001 par value per share, 10,000,000
            shares authorized and -0- issued and outstanding                 --          --
        Common stock, $.001 par value per share, 50,000,000
            shares authorized and 6,000,000 and 4,000,000 shares
            issued and outstanding in 2000 and 1999, respectively         6,000       1,000
        Additional paid in capital in excess of par value            11,999,000       4,000
        Deficit accumulated during development stage                   (759,819)    (43,374)
                                                                    -----------    --------
            Total stockholders' equity (deficit)                     11,245,181     (38,374)
                                                                    -----------    --------
            Total liabilities and stockholders' equity (deficit)    $11,892,538    $     --
                                                                    ===========    ========

                       See notes to financial statements.

               GLOBAL ASSET HOLDINGS, INCORPORATED AND SUBSIDIARY
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS

                                                                            June 15, 1994
                                                    For the years ended    (Inception) to
                                                        December 31,         December 31,
                                                     2000         1999          2000
                                                   ---------    --------   -------------
Revenues                                           $  13,387    $     --    $  13,387

Cost of sales                                         18,741          --       18,741
                                                   ---------    --------    ---------

Gross profit (loss)                                   (5,354)         --       (5,354)

Expenses:
        General and administrative                   272,817      38,374      311,191
                                                   ---------    --------    ---------

Loss during development stage before
    depreciation and amortization                   (278,171)    (38,374)    (316,545)
                                                   ---------    --------    ---------

Depreciation                                           2,901          --        2,901

Amortization of purchased intangibles                404,162          --      404,162
                                                   ---------    --------    ---------
                                                     407,063          --      407,063
                                                   ---------    --------    ---------

Net (loss) during development stage                $(685,234)   $(38,374)   $(723,608)
                                                   =========    ========    =========

Net (loss) per share (basic and diluted)
     based upon 4,257,534 and 4,000,000 weighted
     average shares outstanding for December 31,
     2000 and 1999, respectively                   $  (0.016)   $  (0.01)   $  (0.017)
                                                   =========    ========    =========

                       See notes to financial statements.

               GLOBAL ASSET HOLDINGS, INCORPORATED AND SUBSIDIARY
                          (A Development Stage Company)

                       STATEMENTS OF STOCKHOLDERS' DEFICIT

                 For the years ended December 31, 2000 and 1999

                                                                           Deficit
                                                                         Accumulated
                                       Common     Stock      Additional    During
                                       -----------------      Paid in    Development
                                       Shares     Amount      Capital       Stage
                                      ---------   ------     ----------  -----------
Balance - January 1, 1999             4,000,000   $4,000     4,00$1,000   $  (5,000)

Net (loss) for the year
December 31, 1999                            --       --             --     (38,374)
                                      ---------   ------   ------------   ---------

Balance - December 31, 1999           4,000,000    4,000          1,000     (43,374)

Issuance of shares to acquire 80%
    interest in subsidiary            2,000,000    2,000     11,998,000          --

20% minority interest of subsidiary
    at acquisition                           --       --             --     (31,211)

Net (loss) for the year
December 31, 2000                            --       --             --    (685,234)
                                      ---------   ------   ------------   ---------

Balance - December 31, 2000           6,000,000   $6,000   $611,999,000   $(759,819)
                                      =========   ======   ============   =========

                       See notes to financial statements.

               GLOBAL ASSET HOLDINGS, INCORPORATED AND SUBSIDIARY
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS

                                                                                          June 15, 1994
                                                                  For the years ended     Inception) to
                                                                      December 31,         December 31,
                                                                    2000         1999           2000
                                                                  ----------   ---------     ----------
Cash Flows from Operating Activities:
   Net (loss)                                                     $(685,234)   $(38,374)     $(728,608)
Adjustments to Reconcile Net Loss to Net Cash
   (Used in) Operating Activities:
      Depreciation and amortization                                 407,063          --        407,063
        Changes in Assets and Liabilities:
        (Increase) in accounts receivable                           (15,296)         --        (15,296)
        (Increase) in prepaid expenses                               (2,563)         --         (2,563)
        (Increase) in security deposits                              (3,023)         --         (3,023)
        Increase in accounts payable and accrued expenses           332,370       7,775        340,145
                                                                  ---------    --------      ---------
            Net cash provided by (used in) operating activities      33,317     (30,599)         2,718
                                                                  ---------    --------      ---------

Cash Flows from Investing Activities:
  Acquisition of fixed assets                                      (116,706)         --       (116,706)
  Issuance of common stock                                               --          --          5,000
                                                                  ---------    --------      ---------
                                                                   (116,706)         --       (111,706)
                                                                  ---------    --------      ---------

Cash Flows from Financing Activities:
    Increase in loans payable                                       276,613      30,599        307,212
    Acquisition of goodwill (net of non-cash)
        stock issuance                                             (124,844)         --       (124,844)
    Minority interest (net of prior depreciation)                   (21,733)         --        (21,733)
                                                                  ---------    --------      ---------
              Net cash provided by financing activities             130,036      30,599        160,635
                                                                  ---------    --------      ---------

Increase in cash                                                     46,647          --         46,647

Cash, beginning of period                                                --          --             --
                                                                  ---------    --------      ---------

Cash, end of period                                               $  46,647    $     --      $  46,647
                                                                  =========    ========      =========

Supplemental Disclosures:
        Non-cash issuance of 2,000,000, common
            shares of stock @ $.001 par value regarding
            acquisition                                           $      --    $     --      $      --
                                                                  =========    ========      =========

        Income tax                                                $      --    $     --      $      --
                                                                  =========    ========      =========

        Interest paid                                             $      --    $     --      $      --
                                                                  =========    ========      =========

                       See notes to financial statements.

                       GLOBAL ASSET HOLDINGS, INCORPORATED
                          (A Development Stage Company)
                           FORMERLY PASTA BELLA, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 1999

Note 1 - Nature of Business:

         Global Asset Holdings, Inc. (the "Company") was incorporated in Florida, June, 1994. The Company formerly known as Pasta Bella, Inc. charged its name in 1997.

         The Company was formed for the acquisition of other entities or businesses and prior to the November 14, 2000 acquisition of SavOnCalling.com, LLC ("Savon) was considered a development stage company in accordance with SFAS #7.

         On November 14, 2000, the Company acquired the entire interest held by Transvoice Investments, Ltd. in SavOnCalling.com, LLC (80%). Transvoice's original interest of 51% ownership in Savon increased to 80% on November 14, 2000, pursuant to an acquisition agreement dated May 1, 2000 between Transvoice and Teltran International, Inc. Teltran continues to hold a minority interest of 20% in Savon.

         Savon is engaged in the marketing and resale of domestic and international telecommunications services. Revenues for the year ended December 31, 2000 were insignificant .

         On June 26, 1997, the Board of Directors authorized and shareholders approved an increase in the number of authorized common shares; $.001 par value to 50,000,000 shares from 1,000,000 shares and the authorization of 10,000,000 shares of preferred stock; $.001 par value.

Note 2 - Summary of Significant Accounting Policies:

         Revenue Recognition and Accounting Policies:

         The consolidated financial statements include the accounts of Global Asset Holdings, Inc. and its 80% owned subsidiary SavOnCalling.com, LLC. Significant intercompany accounts and transactions have been eliminated.

         Fair Value of Financial Instruments:

         SFAS No. 107, "Disclosures About Fair Value of Financial Instruments", requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value.

         Property and Equipment:

         Property and equipment are stated at cost, less accumulated depreciation. Deprecation is computed on a straight-line basis over the estimated useful lives of the related assets, which range from five to seven years. Depreciation expense for the year ended December 31, 2000 is $2,901.

                       GLOBAL ASSET HOLDINGS, INCORPORATED
                          (A Development Stage Company)
                           FORMERLY PASTA BELLA, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 1999

Note 2 - Summary of Significant Accounting Policies (Continued):

         Impairment of Long-Lived Assets:

         At December 31, 2000, the Company had not completed its evaluation of the Adoption of SFAS # 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". As described below, the Company has significant goodwill from the Savon acquisition.

         Intangible and other long-lived assets should be reviewed whenever indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the related asset carrying amount.

         Goodwill:

         Goodwill represents the excess acquisition cost over the fair value of the tangible and identified intangible net assets of the Savon acquisition. Goodwill is being amortized over an estimated useful life of five years. For the year ended December 31, 2000, the Company had amortization expense of $404,161.

         Concentration of Credit Risk:

         Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company's investment policy is to invest in low risk, highly liquid investments.

         Organization Costs:

         Expenses incurred in connection with the formation of the Company have been capitalized and are being amortized over a period of five years on the straight-line method. The asset is shown net of amortization.

                       GLOBAL ASSET HOLDINGS, INCORPORATED
                          (A Development Stage Company)
                           FORMERLY PASTA BELLA, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 1999

Note 2 - Summary of Significant Accounting Policies (Continued):

         Income Taxes:

         At December 31, 2000, the Company had net operating loss carryforwards of $324,446. The Company's deferred tax asset relating to the net operating loss carryforward was approximately $110,312. A valuation allowance of this asset has been recorded, accordingly, no tax benefit is reflected in the statement of operations. Additionally, the Company's subsidiary incurred a loss of $232,886 since being acquired. The subsidiary (Savon) operates as a limited liability company, and the loss incurred is part of the net operating loss.

         Revenue Recognition:

         As previously discussed, the Company's revenues were insignificant and were derived from its subsidiary Savon. Savon is engaged in the marketing of local and especially the casual access of long distance services; known as "10-10" dial-around. Revenue is recognized when service is provided by billing to the customer from his carrier. The customer's carrier reports to a billing company who transfers funds to Savon.

         Loss per Share:

         The Company has adopted Financial Accounting Standards Board (FASB) Statement No. 128, "Earnings per Share". The statement establishes standards for computing and presenting earnings per share (EPS). It replaced the presentation of primary EPS with a presentation of basic EPS and also requires dual presentation of basic and diluted EPS on the face of the income statement. The statement was retroactively applied to the prior loss per share but did not have any effect.

         Basic loss per share was computed by dividing the Company's net loss by the weighted average number of common shares outstanding during the period. There is no presentation of diluted loss per share as the effect of common stock options, warrants and convertible debt amount are antidilutive. The weighted average number of common shares used to calculate loss per common share during the year ended December 31, 2000 was 4,257,534 shares.

                       GLOBAL ASSET HOLDINGS, INCORPORATED
                          (A Development Stage Company)
                           FORMERLY PASTA BELLA, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 1999

Note 2 - Summary of Significant Accounting Policies (Continued):

         Use of Estimates:

         The preparation of financial statements in conformity with generally accepted principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates and such differences could be material to the financial statements.

         Advertising Expense:

         Advertising expense is charged to income during the period incurred. For the year ended December 31, 2000, the Company had $29,698 of advertising costs.

         Going Concern:

         The Company continues to be a Development Stage Company and has had insignificant revenues to date. Since revenues for the year were insignificant, there is a possibility that the Company cannot continue as a going concern.

         Subsequent to the December 31, 2000, the Company had a significant increase in revenue. However, there is still no assurance as to its ability to continue as a going concern.

         Impact of Recently Issued Accounting Standards:

         In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation of disclosure of revenue in financial statement filed with the SEC. SAB 101 outlines the basic criteria that must be met in order to recognize revenue and provides guidance for disclosures related revenue recognition policies. The SEC has deferred the implementation date of SAB 101 until the quarter ended June 30, 2001, with retroactive application to the beginning of the Company's fiscal year. The SEC intends to issue further definitive guidance on the implementation of SAB 101. Although the Company cannot complete is assessment of the impact of SAB 101 until such guidance is issued, the Company's preliminary assessment is that the impact of adopting SAB101 on its financial position and results of operations in fiscal 2001 and thereafter, will not be material.

                       GLOBAL ASSET HOLDINGS, INCORPORATED
                          (A Development Stage Company)
                           FORMERLY PASTA BELLA, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 1999

Note 3 - Loans Payable:

         During the years ended December 31, 2000 and 1999, the Company received loans from non-related entities of $285,000 and $30,599 respectively. Repayment for the year 2000 was $8,387 and subsequent to December 31, 2000, the Company has repaid $200,000 of the $285,000 received.

Note 4 - Stockholders' Equity:

         On November 14, 2000, the Company issued 2,000,000 shares of its common stock to acquire the entire interest held by Transvoice Investments, ltd. in SavOnCalling.com, LLC. Transvoice's original interest of 51% ownership in Savon increased to 80% on the same date pursuant to the acquisition agreement of May 1, 2000 between Transvoice and Teltran International, Inc.; a publicly held Company. The transaction was valued at $12,000,000 based on the Company's publicly traded stock price at the acquisition date. The acquisition agreement with Transvoice also includes an "Earnout Provision", whereby for the period January 1, 2001 to June 30, 2002; if Savon earns more than $1,200,000 in net income after taxes, the Company will transfer additional shares of common stock to Transvoice having a market value of $10 per share for each $1.00 in excess of the earnout base of $1,200,000. At the date of acquisition, Savon had negative net worth requiring the Company to record acquisition the goodwill in excess of the purchase price of $12,124,844. Additionally, since Teltran retained a minority interest in Savon; that interest being a part of Savon's negative net worth, and it is not expected that Teltran will contribute additional capital; the minority interest has been charged against the Company's retained earnings deficit. Any further losses allocated to the minority interest will not be recorded, and profits will not be recognized until the unrecorded losses have been recovered.

         On June 26, 1997, the Board of Directors authorized and shareholders approved an increase in the number of authorized common shares' $.001 par value to 50,000,000 shares from 1,000,000 shares and the authorization of 10,000,000 shares of preferred stock; $.001 par value.

                       GLOBAL ASSET HOLDINGS, INCORPORATED
                          (A Development Stage Company)
                           FORMERLY PASTA BELLA, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 1999

Note 5 - Commitments and Contingencies:

         The Company's subsidiary and Teltran (the minority interest owner) have been named as defendents in a lawsuit instituted by Savon's wholesale telecommunications carrier.

         The Company and its subsidiary lease approximately 2000 square feet of office space leased until February 2004. Rent expense for the year ended December 31, 2000 was $3,053. Annual rental commitments for the years ended December 31, are as follows:

                    2001                               $32,130
                    2002                                33,020
                    2003                                33,918
                    2004                                 5,678