Form 10KSB/A
period 2000-12-31
GLOBAL ASSET HOLDINGS INC
filed 2001-04-18
CIK 1099730

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    --------

                                  FORM 10-KSB/A
                                   (Mark One)

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


        Transitional Small Business Disclosure Format (check one):
            Yes            No  /X/


                       DOCUMENTS INCORPORATED BY REFERENCE

See Item 13 of this report. The Exhibit Index, Part IV, Item 13, is located at page 11 of this Form 10-KSB.

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


        On March 31, 2001, the Company acquired the entire interest of TransVoice Investments, Ltd. in National Online Services, Inc., a Florida corporation. TransVoice's interest consisted of 80% ownership interest in National Online Services, Inc.

Item 13.   Exhibits and Reports

(a)     Exhibits to this report are as follows:


                                                        Location or
Exhibit No.  Description of Document            Incorporation by Reference
-----------  -----------------------            --------------------------


  3.1(a)     Certificate of Incorporation.      Exhibit 3.1(a) to the Company's
                                                Form 10-SB, filed with the
                                                Commission on 11/26/99.

  3.1(b)     Amendments to Certificate of       Exhibit 3.1(b) to the Company's
             Incorporation.                     Form 10-SB, filed with the
                                                Commission on 11/26/99.

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