Form 10QSB
period 2001-03-31
GLOBAL ASSET HOLDINGS INC
filed 2001-05-15
CIK 1099730

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   Form 10-QSB

[X] Quarterly Report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the


         For the quarterly period ended March 31, 2001.

[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

         For the transition period from ____ to ____


         Commission File Number 001-15489


                       Global Asset Holdings Incorporated
                       ----------------------------------
        (Exact Name of Small business Issuer as specified in its Charter)

          Delaware                                        65-0722193
          --------                                        ----------
(State or other jurisdiction of                (IRS Employer Identification No.)
Incorporation or organization)

                 11900 Biscayne Blvd. Suite 262 Miami, FL 33181
                 ----------------------------------------------
                    (Address of Principal Executive Offices)

                                  305-981-0539
                                  ------------
                           (Issuer's Telephone Number,
                              Including Area Code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes [ ]    No [X]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 1, 2001 Registrant had outstanding 8,000,000 shares of Common Stock, $.001 per value.

PART I            Financial Information

Item 1.  Financial Statements

                       Global Asset Holdings, Incorporated
                           Consolidated Balance Sheets
                                 March 31, 2001

                                    Unaudited



                                                                  March 31, 2001
Assets

Current Assets:
   Cash and cash equivalents                                            236,506
   Accounts Receivable
   Employee advances                                                        600
   Prepaid Expenses                                                     189,306
                                                                    -----------
        Total Current Assets                                            426,412
                                                                    -----------
Property and Equipment, net of accumulated
   depreciation of $18,183 and $12,379 respectively                      98,522
                                                                    -----------

Other Assets
   Goodwill (net of amortization)                                    24,116,039
   Security Deposits                                                      3,023
        Other Assets                                                 24,119,062
                                                                    -----------
Total Assets                                                         24,643,996
                                                                    -----------


Liabilities and Stockholders' Equity

Current Liabilities
   Accounts Payable                                                     383,250
   Accrued Expenses Payable                                              46,851
   Loans Payable                                                        384,000
                                                                    -----------
        Total Current Liabilities                                       814,101
                                                                    -----------
Long Term Liabilities
   Loan Payable                                                          22,212
                                                                    -----------
        Total Long Term Liabilities                                      22,212
                                                                    -----------
Total Liabilities                                                       836,313
                                                                    -----------
Stockholders' Equity
   Preferred stock, $.001 par value per share
     10,000,000 shares authorized and -0- issued
     and outstanding
   Common stock, $.001 par value per share
     50,000,000 shares authorized and 8,000,000
     and 6,000,000 shares issued and outstanding
     in 2001 and 2000, respectively                                       8,000
   Additional paid in capital in excess of par value                 24,997,000
   Deficit                                                           (1,197,317)
                                                                    -----------
        Total Stockholders' Equity                                   23,807,683
                                                                    -----------
Total Liabilities and Stockholders' Equity                           24,643,996
                                                                    -----------


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       Global Asset Holdings, Incorporated
                      Consolidated Statements of Operations
                                    Unaudited

                                                   For the Three Months ended March 31,

                                                            2001           2000
                                                        -----------    -----------
Revenue                                                     967,447

Cost of Sales                                               401,623
                                                        -----------    -----------

Gross Profit                                                565,824
                                                        -----------    -----------

Expenses:
   Selling, general and administrative                      384,941         11,567
                                                        -----------    -----------

Loss before depreciation, amortization
   and interest expense                                     180,883        (11,567)
                                                        -----------    -----------

   Interest                                                   2,668

   Depreciation                                               5,803

   Amortization of purchased intangibles                    606,242
                                                        -----------    -----------

Total of depreciation, amortization
   and interest expense                                     614,713
                                                        -----------    -----------

Net Loss                                                   (433,830)       (11,567)
                                                        -----------    -----------

Net loss per share (Basic and Diluted)
based upon 6,022,222 and 4,000,000 weighted
average shares outstanding shares for March 31,
2001 and 2000, respectively                                   (0.07)         (0.01)
                                                        -----------    -----------


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       Global Asset Holdings, Incorporated
                      Consolidated Statements of Cash Flows
                                    Unaudited

                                                        For the Three Months ended March 31,

                                                               2001           2000
                                                           -----------    -----------
Cash Flows from operating activities:
   Net (Loss)                                                 (433,830)       (11,567)
Adjustments to reconcile Net Loss to Cash
   (Used in) Operating Activities:
     Depreciation and Amortization                             612,046
   Changes in Assets and Liabilities
     Decrease in accounts receivable                            15,296
     (Increase) in Employee Advances                              (600)
     (Increase) in prepaid expenses                           (186,743)
     Increase in accounts payable and accrued                   86,288            897
   expenses                                                -----------    -----------
           Net cash provided by (used in)                       92,457        (10,670)
   operating activities                                    -----------    -----------

Cash Flows from Investing Activities:
     Acquisition of fixed assets                                    --             --
           Net cash (used in) investing activities

Cash Flows from Financing Activities:
     Increase in loans payable                                  99,000         10,670
     Acquisition of Goodwill (net of non-cash)
         stock issuance                                         (1,598)
     Minority interest (Net of prior depreciation)
           Net cash provided by financing activities            97,402         10,670
                                                           -----------    -----------

Increase in cash                                               189,859             --

Cash, beginning of period                                       46,647             --
                                                           -----------

Cash, End of period                                            236,506             --
                                                           -----------


Supplemental Disclosures
     Non-cash issuance of 2,000,000 common shares of
        stock @ $.001 par value regarding acquisition               --             --

     Income tax                                                     --             --

     Interest paid                                                  --             --


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       GLOBAL ASSET HOLDINGS, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001

Note 1 - Basis of Presentation:

         The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

         The results of operations for the three-month period ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year.

Note 2 - Principle of Consolidation:

         The consolidated financial statements include the accounts of Global Asset Holdings, Incorporated (the "Company") and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

Note 3 - Minority Interest:

         At the date of the acquisition of SavOncalling.com, Inc. ("SavOn"), that company had negative net worth, requiring acquisition goodwill in excess of the purchase price to be recorded. As part of that transaction, a minority interest was retained by Teltran International, Inc. ("Teltran"), that interest being part of SavOn's negative net worth. Since it is not expected that the minority interest will contribute additional capital, the minority interest has been charged against the Company's retained earnings(deficit). Additional losses allocated to the minority interest are not recorded and profits are not recognized until the unrecorded losses have been recovered.

Note 4 - Legal Proceedings:

         The Company's subsidiary, SavOn, has been named, along with Teltran as a defendant in a lawsuit brought by Global Crossing Bandwidth, Inc. ("Global Crossing"). Global Crossing bears no relation to the Company. Global Crossing is one of the wholesale telecommunications carriers SavOn utilized to provide service to some of its customers. In its complaint, filed in the United States District Court for the Eastern District of Michigan, Global Crossing alleges Teltran and SavOn violated their contract with Global Crossing by refusing to post a security deposit upon demand. The alleged failure to post such deposit led to Global Crossing discontinuing to provide service to SavOn. Furthermore, Global Crossing seeks to enforce the entire remaining projected value of its long-term agreement and has requested approximately $21 million in damages.

         SavOn believes it has valid counterclaims against Global Crossing for breach of the agreement and tortuous interference.

         Part of the lawsuit by Global Crossing alleges unpaid liabilities for services rendered to the Company in the amount of $3,075,512.47. The Company has accrued $351,263 (after payment of $50,000) based upon its determination of actual usage of completed calls. An outside-nonrelated engineering consultant was utilized to review call records and reconcile the completion ratio. The Company believes that part of its counter suit is documented, substantial over billing by the wholesale carrier ("Global Crossing").

Note 5 - Acquisition or Disposition of Assets:

         On March 31, 2001, the Company acquired all of the outstanding shares of National Online Services, Inc. ("National Online"). The Company issued

1,600,000 shares to Transvoice Investments, Ltd. ("TransVoice") which, prior to the transaction, owned 80% of National Online. An additional 400,000 shares was issued to a non-related party who, prior to the transaction, owned 20% of National Online.

         The acquisition, which has been recorded under the purchase method of accounting, had a value of $13,000,000. Since National Online was recently incorporated and had negative net worth, the Company recorded acquisition goodwill in excess of the purchase price equal to $13,001,599. Subsequent to the acquisition date (March 31, 2001), the goodwill will be amortized over an estimated useful life of five years.

         As part of the transaction, Global will also provide the former shareholders of National Online with contingent consideration. If during the eighteen-month period commencing April 1, 2001 and ending September 30, 2002, the accumulated net after tax income of National Online is $ 1,200,000 or greater, then the former shareholders of National Online shall receive that number of additional Global shares, valued at $ 10.00 per share, equivalent to the dollar value of the excess of the net after tax income of National Online over $ 1,200,000.

         Transvoice previously sold the Company its entire interest in SavOn.

         National Online intends to be a provider of subscription based "yellow pages" directory services on the Internet.

Item 2 - Management's Discussion and Analysis or Plan of Operation:

Plan of Operation

         The Company was organized for the purpose of acquiring other entities or businesses. Prior to November 2000, it had attempted to acquire several businesses; however, none of those acquisitions were completed. In November 2000, the Company acquired a majority interest SavOn. The Company also acquired National Online on March 31, 2001.

         The following discussion and analysis should be read in conjunction with the financial statements and related notes contained elsewhere in this statement.

Comparison of the 1st Quarter 2001 to the 1st Quarter 2000

         The Company experienced a significant change in operations due to the acquisition of its interest SavOn in November 2000, as well as its acquisition of National Online in March, 2001. Future earnings could be affected by the amortization of the goodwill associated with these acquisitions as well as by the fact that National Online is in the start-up phase of business. The Company had no operations prior to these acquisitions (1st quarter of 2000), therefore, a quarterly comparison of financial information for 2001 and 2000 may not be useful to an understanding of the Company's current financial condition.

Item                         1st Quarter 2001   1st Quarter 2000    Change Amount
----                         ----------------   ----------------    -------------
Revenues                       $    967,447       $          0       $    967,447

Cost of sales                  $    401,623       $          0       $    401,623

Selling, General and
Administrative Expenses        $    384,941       $     11,567       $    373,374

Net Income (Loss)             ($    433,830)     ($     11,567)     ($    422,263)

Cash, Accounts Receivable
And Prepaid Expenses           $    426,412       $          0       $    426,412

Property and Equipment
(Net of depreciation)          $     98,522       $          0       $     98,522

Goodwill                       $ 13,001,599       $          0       $ 13,001,599

Liquidity

         The business that the Company has acquired is in the initial stages of development and will most likely require additional sources of capital for each of the acquired enterprises. The Company is exploring several possibilities for financing. Prior to their acquisitions by the Company, each of the entities was funded by investments by its respective members or shareholders.

Future Plans

         The Company continues to pursue other acquisitions and intends to create a vertically integrated conglomerate of communications and media related subsidiaries. While the Company intends to continue pursuing potential acquisitions, there are currently no transactions or terms to which we have agreed.

Disclosure Regarding Forward Looking Statements

         Certain statements contained herein may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements are subject to various known and unknown risks and uncertainties and Global cautions you that any forward-looking information provided by or on behalf of Global is not a guarantee of future performance. Our actual results could differ from those anticipated by such forward-looking statements due to a number of factors, some of which are beyond Global's control, including (i) the volatile and competitive nature of the telecommunications industry, (ii) change in domestic and foreign economic and market conditions, (iii) the effect of federal, state and foreign regulation on Global's business in general and in the telecommunications and internet industries. (iv) Changes in technology, (v) reduced telecommunication rates,
(vi) delays of third parties in commencing service and (vii) the impact of recent and future acquisitions on Global's business and financial condition. Global does not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which any statement is made or to reflect the occurrence of unanticipated events.


PART II

Item 5 - Other Information.

The information regarding the acquisition of National Online Services, Inc. by Global has been reported on Form 8-K filed April 12, 2001

Item 6 - Exhibits and Reports on Form 8-K
         (a)

                  (2) The Exchange Agreement and Plan of Reorganization by and among Transvoice Investments, Ltd., Sheldon Goldstein, Global Asset Holdings, Incorporated will be filed as an Exhibit to the amended 8-K described in Item 6(b) below.

         (b) a Form 8-K describing the acquisition by Global of National Online Services, Inc. was filed on April 12, 2001. The financial statements will be filed by amendment to the 8-K. The date of the report was March 31, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 15th, 2001                        Global Asset Holdings, Incorporated
                                             (Registrant)


                                             By:
                                                --------------------------------
                                                     Irving Greenman
                                                     President