Form 10QSB
period 2001-06-30
GLOBAL ASSET HOLDINGS INC
filed 2001-08-10
CIK 1099730

                                  United States
                       Securities and Exchange Commission
                              Washington, DC 20549

                                   Form 10-QSB

  x      Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities
-----    Exchange Act of 1934
         For the quarterly period ended June 30, 2001

         Transition Report Pursuant to Section 13 or 15 (d) of the Securities
-----    Exchange Act of 1934
         For the transition period from ____ to ____

Commission File Number:  001-15489
                         ---------


                       Global Asset Holdings Incorporated

        (Exact name of small business issuer as specified in its Charter)


           Delaware                                       65-0722193
 (State or other jurisdiction of               (IRS Employer Identification No.)
  Incorporation or organization)


                 11900 Biscayne Blvd. Suite 262 Miami, FL 33181
                    (Address or principal executive officers)


                                  305-899-1001
                                   (Telephone)


         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes   x                           No
                      -----                            -----


As of August 1, 2001 Issuer had outstanding 8,000,000 shares of Common Stock, $.001 par value.

                       GLOBAL ASSET HOLDINGS, INCORPORATED
                                Table of Contents

PART I: FINANCIAL INFORMATION

     ITEM 1. Financial Statements

         Consolidated Balance Sheet as of June 30, 2001 & December 31, 2000

         Consolidated Statements of Operations for the three months ended June 30, 2001 and 200

         Consolidated Statements of Cash Flow for the three months ended June 30, 2001 and 2000 Notes to Financial Statements

     ITEM 2. Management's Discussion and Analysis or Results of Operations

PART II: OTHER INFORMATION

     ITEM 1.  Legal Proceedings

     ITEM 2.  Changes in Securities and Use of Proceeds

SIGNATURES

PART I            FINANCIAL INFORMATION

Item 1.  Financial Statements.

                       Global Asset Holdings, Incorporated
                           Consolidated Balance Sheets
                       June 30, 2001 and December 31, 2000

                                    Unaudited

Assets
                                                                                June 30, 2001     December 31, 2000
Current Assets:
   Cash and cash equivalents                                                           265,528              46,647
   Accounts Receivable (net of reserves)                                                 5,937              15,296
   Employee advances                                                                       200
   Prepaid Expenses                                                                     25,452               2,563
                                                                               ---------------     ---------------
        Total Current Assets                                                           297,117              64,506
                                                                               ---------------     ---------------

Property and Equipment, net of accumulated
   depreciation of $23,898 and $12,379 respectively                                    104,912             104,327
                                                                               ---------------     ---------------

Other Assets
   Goodwill (net of amortization)                                                   22,859,717          11,720,682
   Security Deposits                                                                     5,484               3,023
        Other Assets                                                                22,865,201          11,723,705
                                                                               ---------------     ---------------

Total Assets                                                                        23,267,230          11,892,538
                                                                               ---------------     ---------------


Liabilities and Stockholders' Equity

Current Liabilities
   Accounts Payable                                                                    428,143             301,765
   Accrued Expenses Payable                                                             25,063              42,048
   Unearned Income                                                                       4,750
   Loans Payable                                                                     1,138,180             285,000
                                                                               ---------------     ---------------
        Total Current Liabilities                                                    1,596,136             628,813
                                                                               ---------------     ---------------

Long Term Liabilities
   Loan Payable                                                                         22,212              22,212
                                                                               ---------------     ---------------
        Total Long Term Liabilities                                                     22,212              22,212
                                                                               ---------------     ---------------

Total Liabilities                                                                    1,618,348             651,025
                                                                               ---------------     ---------------

Stockholders' Equity
   Preferred stock, $.001 par value per share
     10,000,000 shares authorized and -0- issued and outstanding
   Common stock, $.001 par value per share 50,000,000 shares authorized and
     8,000,000 and 6,000,000 shares issued and outstanding in 2001 and 2000,
     respectively                                                                        8,000               6,000
   Additional paid in capital in excess of par value                                24,997,000          11,999,000
   Deficit                                                                          -3,356,118            (763,487)
                                                                               ---------------     ---------------
        Total Stockholders' Equity                                                  21,648,882          11,241,513
                                                                               ---------------     ---------------

Total Liabilities and Stockholders' Equity                                          23,267,230          11,892,538
                                                                               ---------------     ---------------



SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Global Asset Holdings, Incorporated
Consolidated Statements of Operations
Unaudited

                                                               For the three months Ended             Year to date(six Months) Ended
                                                                        June 30th                               June 30th
                                                                 2001                2000                 2001               2000

Revenue                                                         1,188                   0             968,635

Cost of Sales                                                 278,900                   0             680,524

Gross Profit                                                 (277,712)                  0             288,111

Expenses:
   Selling, general and administrative                        608,260                   0             992,127              11,567

Loss before depreciation, amortization
   and interest expense                                      (885,972)                  0            (704,016)            (11,567)

   Interest                                                    10,792                   0              14,533

   Depreciation                                                 5,715                   0              11,519

   Amortization of purchased intangibles                    1,256,322                   0           1,862,564

Total of depreciation, amortization                         1,272,829                   0           1,888,616
   and interest expense

Net Loss                                                   (2,158,801)                  0          (2,592,632)            (11,567)

Net loss per share (Basic and Diluted) Based upon
6,978,022 and 4,000,000 weighted Average shares
outstanding shares for June 30, 2001 and 2000,
respectively
                                                               (0.269)               --                (0.372)             (0.010)


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Global Asset Holdings, Incorporated
Consolidated Statements of Cash Flows
Unaudited

                                                                                      For the six months Ended
                                                                                               June 30,
                                                                                          2001                2000

Cash Flows from operating activities:
   Net (Loss)                                                                       (2,592,632)            (11,567)
Adjustments to reconcile Net Loss to Cash
   (Used in) Operating Activities:
     Depreciation and Amortization                                                   1,874,083
   Changes in Assets and Liabilities
     Decrease in accounts receivable                                                     9,359
     (Increase) in Employee Advances                                                      (200)
     (Increase) in prepaid expenses                                                    (22,889)
     Increase in accounts payable and accrued expenses                                 109,393                 897
     Increase in Unearned Income-net                                                     4,750
          Net cash provided by (used in) operating activities                         (618,136)            (10,670)

Cash Flows from Investing Activities:
     Acquisition of fixed assets                                                       (12,105)               --
     Increase in Security Deposits                                                      (2,460)
          Net cash (used in) investing activities                                      (14,565)

Cash Flows from Financing Activities:
     Increase in loans payable                                                         853,180              10,670
     Acquisition of Goodwill (net of non-cash)
         Stock issuance                                                                 (1,598)
           Net cash provided by financing activities                                   851,582              10,670


Increase in cash                                                                       218,881                --

Cash, beginning of period                                                               46,647                --

Cash. End of period                                                                    265,528                --


Supplemental Disclosures
     Income tax                                                                           --                  --

     Interest paid                                                                        --                  --


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       GLOBAL ASSET HOLDINGS, INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2001


Note 1- Basis of Presentation:

         The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

         The results of operations for the six month period ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year.

Note 2 - Principle of Consolidation:

         The consolidated financial statements include the accounts of Global Asset Holdings, Incorporated and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

Note 3 - Minority Interest

         At the date of the acquisition of SavonCalling.com,Inc.("Savon"), that company had negative net worth, requiring acquisition goodwill in excess of the purchase price to be recorded. As part of that transaction, a minority interest was retained by Teltran International, Inc.("Teltran"), that interest being part of Savon's negative net worth. Since it is not expected that the minority interest will contribute additional capital, the minority interest has been charged against the Company's retained earnings(deficit).Additional losses allocated to the minority interest are not recorded and profits are not recognized until the unrecorded losses have been recovered.

Note 4 - Legal Proceedings:

         The company's subsidiary, SavOn, has been named, along with Teltran International, Inc. (the minority interest owner) ("Teltran") as a defendant in a lawsuit brought by Global Crossing Bandwidth, Inc. ("Global Crossing"). Global Crossing bears no relation to the company. Global Crossing is one of the wholesale telecommunications carriers SavOn utilized to provide service to some of its customers. In its complaint, filed in the United States District Court for the Eastern District of Michigan, Global Crossing alleges Teltran and SavOn violated their contract with Global Crossing by refusing to post a security deposit upon demand. The alleged failure to post such deposit led to Global Crossing discontinuing to provide service to SavOn. Furthermore, Global Crossing seeks to enforce the entire remaining projected value of its long-term agreement and has requested approximately $21 million in damages.

         Part of the lawsuit by Global Crossing alleges unpaid liabilities for services rendered to the company in the amount of $ 3,075,512.47. The company has accrued $ 351,263 (after payment of $ 50,000) based upon its determination of actual usage of completed calls. An outside-nonrelated engineering consultant was utilized to review call records and reconcile the completion ratio. The company believes that part of its counter suit is documented showing substantial over billing by the wholesale carrier ("Global Crossing").

         The Company has filed an answer and affirmative defenses; and also a counterclaim seeking $10,000,000 against the wholesale carrier based on a breach of contract, misappropriation of confidential and trade secret information, unfair competition, tortuous interference with business relationships and expectancies: and also requested an accounting. While the lawsuit is in its initial stages and the ultimate outcome cannot be ascertained at this time, management believes the lawsuit should not have a material adverse effect on the company's financial position, results of operations or cash flow.

Note 5 - Acquisition or Disposition of Assets:

         On March 31, 2001, the company acquired all of the outstanding shares of National Online Services, Inc. ("National Online"). The company issued 1,600,000 shares to Transvoice Investments, Ltd. who owned 80% of National Online. An additional 400,000 shares was issued to a non-related party who was the 20% owner of National Online. Transvoice previously sold the company its entire interest in SavOn. National Online intends to be a provider of subscription based "yellow pages" directory services on the Internet.

         As part of the transaction, Global is obligated to issue the former shareholders of National Online contingent consideration. If during the eighteen-month period commencing April 1, 2001 and ending September 30, 2002, the accumulated net after tax income of National Online is $ 1,200,000 or greater, then the former shareholders of National Online shall receive that number of additional Global shares, valued at $ 10.00 per share, equivalent to the dollar value of the excess of the net after tax income of National Online over $ 1,200,000.

Item 2- Management's Discussion and Analysis or Plan of Operation.

Plan of Operation

         The company was organized for the purpose of acquiring other entities or businesses. Prior to November, 2000, it had attempted to acquire several businesses; however, none of those acquisitions were completed. In November, 2000, the company acquired SavOn and in March, 2001, the company acquired National Online. In June, 2001, a new subsidiary, One World Public Communications Corp. ("One World") was formed to provide international & domestic long distance services to payphone companies.

         The following discussion and analysis should be read in conjunction with the financial statements and related notes contained elsewhere in this statement.

               Comparison of the 2nd Quarter and year to date 2001
                    to the 2nd Quarter and year to date 2000

         The company experienced a significant change in operations due to the acquisition of SavOn in November, 2000, the acquisition of National Online on March 31, 2001 and the startup of One World on June 1, 2001. Therefore, a quarterly and Year to Date comparison of financial information for 2001 and 2000 may not be useful to an understanding of the company's current financial condition.

                                                                  Quarterly Comparison Between 2001 and 2000

Item                                                      2nd Quarter 2001    2nd Quarter 2000      Change Amount
----                                                      ----------------    ----------------    ----------------

Revenues                                                   $         1,188     $             0     $         1,188
Cost of sales                                              $       278,900     $             0     $       278,900
Selling, General and
Administrative Expenses                                    $       608,260     $             0     $       608,260
Depreciation, Amortization
and Interest Expense                                       $     1,272,829     $             0          $ 1,272829
Net Income (Loss)                                         ($     2,158,801)    $             0    ($     2,158,801)

                                                                 Year to Date Comparison Between 2001 and 2000

Item                                                       Six Months 2001     Six Months 2000      Change Amount
----                                                       ---------------     ---------------     ---------------

Revenues                                                   $       968,635     $             0     $       968,635
Cost of sales                                              $       680,524     $             0     $       680,524
Selling, General and
Administrative Expenses                                    $       992,127     $        11,567     $       980,560
Depreciation, Amortization
And Interest Expense                                       $     1,862,564     $             0     $     1,862,564
Net Income (Loss)                                         ($     2,592,632)   ($        11,567)   ($     2,581.065)
Cash, Accounts Receivable
And Prepaid Expenses                                       $       297,117     $             0     $       297,117
Property and Equipment
(Net of depreciation)                                      $       104,912     $             0     $       104,912


Future Plans

         The company continues to pursue other acquisitions and intends to create a vertically integrated conglomerate of communications and media related subsidiaries. While the company intends to continue pursuing potential acquisitions, there are currently no transactions or terms to which we have agreed.

Liquidity

         The Company has a current working capital deficit of approximately $1,300,000. National Online, a subsidiary of the Company, is generating substantial revenue, however, there is an approximately 90-day or greater lag between invoice and payment for services rendered. The Company will also incur substantial expenditures with respect to its new subsidiary, One World. The Company will therefore, require additional capital and is exploring various alternatives for raising such capital.


PART II: OTHER INFORMATION

Item 1.  Legal Proceedings.

            In its annual report on Form 10-KSB filed with the Commission on April 16, 2001, the Company has previously reported the lawsuit brought by GlobalCrossing Bandwidth, Inc. ("Global Crossing") in which its subsidiary, SavOn and Teltran International, Inc. ("Teltran") were named as defendants. As reported, the Company had made a motion for dismissal based on improper venue. Since that time, the Company's motion to dismiss was denied.

            The Company has answered the complaint and asserted counterclaims against Global Crossing. The case is presently in the discovery stage.


Item. 2.  Changes in Securities and Use of Proceeds.

         The Company issued 2,000,000 shares of its common stock in conjunction with the acquisition of National Online Services, Inc. The Company believes these securities are exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

Disclosure Regarding Forward Looking Statements

         Certain statements contained herein may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements are subject to various known and unknown risks and uncertainties and Global cautions you that any forward-looking information provided by or on behalf of Global is not a guarantee of future performance. Our actual results could differ from those anticipated by such forward-looking statements due to a number of factors, some of which are beyond Global's control, including (i) the volatile and competitive nature of the telecommunications industry, (ii) change in domestic and foreign economic and market conditions, (iii) the effect of federal, state and foreign regulation on Global's business in general and in the telecommunications and internet industries. (iv) Changes in technology, (v) reduced telecommunication rates,
(vi) delays of third parties in commencing service, (vii) availability of financing, (viii) the success of its new operating subsidiaries, (ix) the outcome of the lawsuit brought against its subsidiary, and (x) the impact of recent and future acquisitions on Global's business and financial condition. Global does not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which any statement is made or to reflect the occurrence of unanticipated events.


                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         Dated: August 10, 2001              Global Asset Holdings, Incorporated
                                             (Registrant)


                                             By:  /s/ Irving Greenman
                                                --------------------------------
                                                      Irving Greenman
                                                      President