Form 10QSB
period 2001-09-30
GLOBAL ASSET HOLDINGS INC
filed 2001-11-14
CIK 1099730

                                  United States
                       Securities and Exchange Commission
                              Washington, DC 20549

                                  Form 10 - QSB

[X] Quarterly  Report  Pursuant  to  Section  13 or 15 (d)  of the  Securities
    Exchange Act of 1934 for the Quarterly period ended September 30, 2001

[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934 for the transition period from ____ to ____

                        Commission File Number 011-15499

                       Global Asset Holdings Incorporated

        (Exact name of small business issuer as specified in its Charter)

                 Florida                                  65-0722193
    (State or other jurisdiction of            (IRS Employer Identification No.)
     Incorporation or organization)

                 11900 Biscayne Blvd. Suite 262 Miami, FL 33181
                    (Address or principal executive officers)

                                  305-503-8611
                                   (Telephone)

Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes [X]                             No [X]

As of November 1, 2001 Registrant had outstanding 8,000,000 shares of Common Stock, $ .001 par value.

                       GLOBAL ASSET HOLDINGS, INCORPORATED

                                Table of Contents

PART I: FINANCIAL INFORMATION

     ITEM 1. Financial Statements

          Consolidated Balance Sheet as of September 30, 2001 & December 31,
          2000

          Consolidated Statements of Operations for the three months ended September 30, 2001 and 2000

          Consolidated Statements of Cash Flow for the three months ended September 30, 2001 and 2000

          Notes to Financial Statements

     ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

SIGNATURES

PART I: FINANCIAL INFORMATION

     ITEM 1. Financial Statements

                       Global Asset Holdings, Incorporated
                           Consolidated Balance Sheets
                    September 30, 2001 and December 31, 2000

                                    Unaudited

Assets
                                                         September 30, 2001               December 31, 2000
Current Assets:
   Cash and cash equivalents                                         46,064                         46,647
   Accounts Receivable (net of reserves)                            417,310                         15,296
   Employee advances                                                    200
   Prepaid Expenses                                                 186,546                          2,563
                                                                 ----------                     ----------
        Total Current Assets                                        650,120                         64,506
                                                                 ----------                     ----------

Property and Equipment, net of accumulated
   depreciation of $31,492 and $12,379 respectively                 192,719                        104,327
                                                                -----------                     ----------

Other Assets
   Goodwill (net of amortization)                                21,603,395                     11,720,682
   Security Deposits                                                  8,944                          3,023
        Other Assets                                             21,612,339                     11,723,705
                                                                 ----------                     ----------

Total Assets                                                     22,455,178                     11,892,538
                                                                -----------                     ----------


Liabilities and Stockholders' Equity

Current Liabilities
   Accounts Payable                                                 491,385                        301,765
   Accrued Expenses Payable                                         147,184                         42,048
   Deferred Income                                                  109,163
   Loans Payable                                                  1,997,776                        285,000
                                                                 ----------                     ----------
        Total Current Liabilities                                 2,745,508                        628,813
                                                                 ----------                     ----------

Long Term Liabilities
   Loan Payable                                                      22,212                         22,212
                                                                 ----------                     ----------
        Total Long Term Liabilities                                  22,212                         22,212
                                                                 ----------                     ----------

Total Liabilities                                                 2,767,720                        651,025
                                                                 ----------                     ----------

Stockholders' Equity
   Preferred stock, $.001 par value per share
     10,000,000 shares authorized and -0- issued
     and outstanding
   Common stock, $.001 par value per share
     50,000,000 shares authorized and 8,000,000
     and 6,000,000 shares issued and outstanding
     in 2001 and 2000, respectively                                   8,000                          6,000
   Additional paid in capital in excess of par value             24,772,000                     11,999,000
   Deficit                                                       -5,092,542                       (763,487)
                                                                -----------                     ----------
        Total Stockholders' Equity                               19,687,458                     11,241,513
                                                                -----------                     ----------

Total Liabilities and Stockholders' Equity                       22,455,178                     11,892,538
                                                                -----------                     ----------


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      Global Asset Holdings, Incorporated
                     Consolidated Statements of Operations
                                   Unaudited

                                                     For the three months Ended        Year to date(Nine Months) Ended
                                                            September 30th                      September 30th
                                                       2001               2000              2001                    2000

Revenue                                             307,830                  0         1,276,464

Cost of Sales                                       342,421                  0         1,022,944

Gross Profit                                        (34,591)                 0           253,520

Expenses:
   Selling, general and administrative              411,149              8,771         1,405,873                  20,388

Loss before depreciation, amortization             (445,740)            (8,771)       (1,152,353)                (20,388)
   and interest expense

   Interest                                          26,768                  0            41,302

   Depreciation                                       7,594                  0            19,113

   Amortization of purchased intangibles          1,256,322                  0         3,118,886

Total of depreciation, amortization               1,290,684                            3,179,301
   and interest expense

Net Loss                                         (1,736,424)            (8,771)       (4,331,654)                (20,338)

Net loss per share (Basic and Diluted)
Based upon 8,000,000 and 4,000,000 weighted
Average shares outstanding shares for
September 30, 2001 and
2000, respectively                                   (0.217)             (.002)           (0.590)                 (0.005)


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      Global Asset Holdings, Incorporated
                     Consolidated Statements of Cash Flows
                                   Unaudited

                                                                                        For the Nine months Ended
                                                                                              September 30,
                                                                                            2001                  2000

Cash Flows from operating activities:
   Net (Loss)                                                                         (4,331,654)              (20,338)
Adjustments to reconcile Net Loss to Cash
   (Used in) Operating Activities:
     Depreciation and Amortization                                                     3,137,999
   Changes in Assets and Liabilities
     (Increase) in Accounts Receivable                                                  (417,311)
     (Increase) in Employee Advances                                                        (200)
     (Increase) in Prepaid Expenses                                                     (183,982)
     Increase in Accounts Payable and Accrued Expenses                                   363,532                   580
     Increase in Deferred Income-net                                                     109,164
          Net cash provided by (used in) operating activities                         (1,322,452)              (19,758)

Cash Flows from Investing Activities:
     Investment in Subsidiary                                                             (1,000)
     Acquisition of fixed assets                                                        (107,506)                   --
     Increase in Security Deposits                                                        (5,921)
          Net cash (used in) investing activities                                       (114,427)

Cash Flows from Financing Activities:
     Increase in loans payable                                                         1,419,000                19,790
     Acquisition of Goodwill (net of non-cash)
         Stock issuance                                                                    2,000
           Net cash provided by financing activities                                   1,421,000                19,790


Increase  (Decrease) in cash                                                             (15,899)                   32

Cash, beginning of period                                                                 61,943                    --

Cash. End of period                                                                       46,064                    32


Supplemental Disclosures
     Income tax                                                                               --                    --

     Interest paid                                                                            --                    --


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       GLOBAL ASSET HOLDINGS, INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2001

Note 1- Basis of Presentation:

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

         The results of operations for the nine (9) month period ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year.

Note 2 - Principle of Consolidation:

         The consolidated financial statements include the accounts of Global Asset Holdings, Incorporated and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

Note 3 - Minority Interest

         At the date of the acquisition of SavonCalling.com,Inc. ("Savon"), that company had negative net worth, requiring acquisition goodwill in excess of the purchase price to be recorded. As part of that transaction, a minority interest was retained by Teltran International, Inc.("Teltran"), that interest being part of Savon's negative net worth. Since it is not expected that the minority interest will contribute additional capital, the minority interest has been charged against the Company's retained earnings (deficit). Additional losses allocated to the minority interest are not recorded and profits are not recognized until the unrecorded losses have been recovered.

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

         Part of the lawsuit by Global Crossing alleges unpaid liabilities for services rendered to the company in the amount of $ 3,075,512.47. The company has accrued $ 351,263 (after payment of $ 50,000) based upon its determination of actual usage of completed calls. An outside-nonrelated engineering consultant was utilized to review call records and reconcile the completion ratio. The company believes that part of its counter suit is documented showing substantial over billing by the wholesale carrier ("Global Crossing".)

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

Note 5 - Acquisition or Disposition of Assets:

         On March 31, 2001, the company acquired all of the outstanding shares of National Online Services, Inc. ("NOL"). The company issued 1,600,000 shares to Transvoice Investments, Ltd. who owned 80% of NOL. An additional 400,000 shares was issued to a non-related party who was the 20% owner of NOL. Transvoice previously sold the company its entire interest in SavOn. National Online Services intends to be a provider of subscription based "yellow pages" directory services on the Internet.

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

Item 2- Management's Discussion and Analysis or Plan of Operation:

         A.       Plan of Operation

         The Company was organized for the purpose of acquiring other entities or businesses. Prior to November 2000, it had attempted to acquire several businesses; however, none of those acquisitions were completed. In November 2000, the company acquired SavOn and in March 2001, the company acquired National Online Services, Inc. On June 1,2001 a new company, One World Public Communications Corp., was incorporated. Its purpose is to provide International & domestic long distance services to Payphone companies.

         The following discussion and analysis should be read in conjunction with the financial statements and related notes contained elsewhere in this statement.

         B. Comparison of the 3rd Quarter and year to date 2001 to the 3rd Quarter and year to date 2000

         The Company experienced a significant change in operations due to the acquisition of SavOn in November 2000, the acquisition of National Online on March 31, 2001 and the startup of One World Public Communications in June 1, 2001. As a result, the Company has revenues, costs of sales and general administrative expenses, which it did not have in prior periods. As a result of the acquisitions the Company has recorded substantial good will and has significant amortization expenses as a result. Because of the need to finance its operations the Company has borrowed funds and has incurred an interest expense. Savon has been relatively dormant since February 2001. As a result, the Company anticipates substantial write down of all or a portion of the goodwill in connection with the Savon Acquisition. Set forth below is comparisons of the relevant period.

A quarterly and Year to Date comparison of financial information for 2001 and 2000 may not be useful to an understanding of the Company's current financial condition because of the absence of operations for most of 2000. Nevertheless, comparisons are set forth below.


                                                Quarterly Comparison Between 2001 and 2000

Item                                3rd Quarter 2001         3rd Quarter 2000           Change Amount
----                                ----------------         ----------------           -------------

Revenues                              $  307,830              $ 0                          $ 307,830
Cost of sales                         $  342,421              $ 0                          $ 342,421
Selling, General and
Administrative Expenses               $  411,149              $ 8,271                      $ 402,378
Depreciation, Amortization
and Interest Expense                 $ 1,290,684              $ 0                        $ 1,290,684
Net Income (Loss)                    ($1,736,429)             $ (8,271)                 ($ 1,727,653)



                                               Year to Date Comparison Between 2001 and 2000

Item                                Nine Months 2001    Nine Months  2000               Change Amount
----                                ----------------    -----------------               -------------

Revenues                            $  1,276,464              $ 0                        $ 1,276,464
Cost of sales                       $  1,022,944              $ 0                        $ 1,022,944
Selling, General and
Administrative Expenses             $  1,405,873              $ 20,338                   $ 1,385,535
Depreciation, Amortization
And Interest Expense                $  3,179,301              $ 0                        $ 3,179,301
Net Income (Loss)                    ($4,331,654)            ($ 20,338)                 ($ 4,311,316)
($2,154,801)
Cash, Accounts Receivable
And Prepaid Expenses                $    650,120              $     32                   $    650,088
Property and Equipment
(Net of depreciation)               $    192,719              $ 0                        $   192,719


C.       Liquidity and Capital Resources

         The Company's two principal subsidiaries have only recently commenced operations and have incurred substantial start-up expenses without cash receipts. In the case of National Online these expenses include one month of free services to new customers. The Company's National Online subsidiary is now accruing substantial revenues but collections vary between sixty (60) to ninety
(90) days from billing of monthly services. Our One World subsidiary has not accrued significant revenues and needs funds for start-up costs. During 2001 the Company has been funded with loans. In addition, National Online has begun to receive funding through a billing agent, which advances a portion of the receivable of online prior to collection. The company will require additional capital and is exploring various alternatives for raising such capital.

         D.       Disclosure Regarding Forward Looking Statements

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

Dated: November 13, 2001                     Global Asset Holdings, Incorporated
                                             (Registrant)


                                              By: /s/ Irving Greenman
                                              -----------------------
                                              Irving Greenman
                                              President