Form 10KSB
period 2001-12-31
GLOBAL ASSET HOLDINGS INC
filed 2002-04-15
CIK 1099730

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 ---------------

                                   FORM 10-KSB
(Mark One)

/X/ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the fiscal year ended        December 31, 2001        .
                                    ---------------------------------

                                       OR

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the transition period from __________ to __________

                        Commission file number     011-15489
                                              -----------------

                      GLOBAL ASSET HOLDINGS, INCORPORATED
                 (Name of Small Business Issuer in Its Charter)

               Florida                                   65-0722193
----------------------------------------           ----------------------
     (State or Other Jurisdiction of                   (I.R.S. Employer
     Incorporation or Organization)                    Identification No.)


       11900 Biscayne Boulevard
                Suite 262
             Miami, Florida                                    33181
     ------------------------------                ----------------------------
(Address of Principal Executive Offices)                      (Zip Code)

                                 (305) 503-8600
                      ------------------------------------
                (Issuer's Telephone Number, Including Area Code)

         Securities registered under Section 12(b) of the Exchange Act:


Title of Each Class                 Name of Each Exchange on Which Registered
--------------------                -----------------------------------------
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
Yes  X     No
   ------    --------

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

         /X/ Issuer's revenues for its most recent fiscal year were $1,022,567.

         The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of April 1, 2002, based on the average of the closing bid and asked prices for such shares on such date, was approximately $6,512,000.

         The number of shares outstanding of each of the issuer's classes of common equity, as of April 1, 2002 was 10,503,000.

         Transitional Small Business Disclosure Format (check one):
         Yes    / /            No  /X/


                       DOCUMENTS INCORPORATED BY REFERENCE

Not applicable

                           Forward Looking Statements

Some of the statements in this report constitute forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our or our industry's results, levels of activity, performance or achievements to be significantly different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by the use of the words "may," "will," "should," "expects," "plans," "intends," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of those terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, events, levels of activity, performance or achievements. We do not assume responsibility for the accuracy and completeness of the forward-looking statements. We do not intend to update any of the forward-looking statements after the date of this report to conform them to actual results.

                                     PART I

Item 1.  Description of Business.

                                   The Company

Global Asset Holdings, Inc. (the "Company") is engaged in the development of companies it has established or acquired, that specialize in mass-marketed communication products. The Company currently has two primary operating subsidiaries, namely National Online Services, Inc. ("National Online"); and One World Public Communications Corp. ("One World").


                                 Company History

We were organized as a Florida corporation in June 1994 under the name Pasta Bella, Inc. In 1997, we changed our name to Global Asset Holdings, Inc. The Company is listed on the Over-the-Counter Bulletin Board and traded under the ticker symbol "GAHI".

The Company was formed to acquire other entities or businesses. On November 14, 2000, the Company acquired an 80% membership interest in SavOnCalling.com, LLC ("SavOn"). SavOn was engaged in the marketing and resale of domestic and international telecommunications services. Prior to February, 2001, it was engaged in providing dial-around service (10-10 services). It has not been engaged in any operations since that time. On March 31, 2001, the Company acquired 100% of the outstanding shares of National Online. National Online provides Internet related services to small business subscribers. On May 18, 2001, the Company incorporated One World to provide international direct dial ("IDD") service for coin telephones.

                              Business Description


NATIONAL ONLINE SERVICES, INC. (National Online)

Product - National Online Services, Inc. is a nationwide Internet Service Provider, or ISP, and the developer of the Web portal - TrueYellowPages.net. National Online markets membership primarily to small business subscribers, much like America Online(R) markets membership primarily to residential customers. It is estimated that over 10 million small businesses in the United States still do not have an online presence. National Online supplies the critical emerging needs of this class of small business by providing nationwide unlimited Internet access and e-mail service; developing unique branded and customized Web sites and hosting services; featuring the business prominently in the online True Yellow Pages directory; registering the member-business in several of major search engines; and, delivering simple online solutions for the member-business
- all administered as one holistic service for one monthly fee which is billed to the member's local telephone bill.

Internet/Technology - National Online utilizes the underlying dial-up network services of Qwest and UUNet Customers receive customizable web sites, dial-up Internet access, and up to six e-mail accounts.

National Online's core customer network infrastructure is maintained in colocation facilities equipped with redundant systems located in Virginia and New Jersey. The web, e-mail, database and authentication servers are comprised of a combination of Microsoft and UNIX based systems. All management of the systems takes place from the corporate offices in Florida.

Sales Model - National Online acquires customers via direct contact through (outsourced) telemarketing. Each prospect is offered a 30-day free trial of the service which begins upon receipt of their welcome kit. The value proposition of the low cost directory listing, web page and entire Internet access features is described through a sales script that is presented to potential customers by the agents of the call centers. Lists of potential clients are provided to the call centers by National Online. National Online purchases these lists at a cost of approximately five cents per name after filtering out businesses that are a) not appropriate demographically, b) not in an Internet service area, c) not billable through one of our third party billing houses, or d) on a state no-call list.

To qualify for the free-trial offer, the respondent provides advance consent for billing should he choose to remain a customer after the free-trial period ends. The authorization for billing is digitally recorded for compliance purposes. A charge of $29.95 is submitted to the customer's phone company for billing and collection every month thereafter on the anniversary of the conclusion of the free-trail period.

Sales Results - From an initial launch of May 9, 2001 to April 12, 2002 National Online has obtained a total of 141,403 trial members and of those, 70,669 remain active and billable (27,131 of which remain in the 30-day trial period). Also, National Online has obtained nearly as many trial members in the first quarter of FY 2002 (64,392) than in all of in the entire eight months of operations in FY 2001 (64,428). Trials that result in sales run at a monthly average of approximately 80%. Of those 90% result in revenue generating billings. The dilution occurs from submitted bills that for some reason cannot be processed (i.e. credit blocks, pre-paid local service or disconnected accounts). Additionally National Online enjoys an 80% month-to-month "stick-rate" (20% average monthly attrition).

Sales Cycle - National Online utilizes professional call centers to obtain trial members. Each acceptance is verified and recorded for quality control and compliance. At the close of each business day, the call centers upload to our servers the sales data and recordings. Sales data files are then re-checked for accuracy and completeness. Corrections are made using both automated and non-automated systems. National Online's quality control team monitors a sampling of audio recordings from each call center.

Upon completion of the quality control process the sales data files are processed to automatically create customer websites in a variety of styles utilizing the customer provided information. National Online then utilizes Standard Industry Classifications (SIC code) to add generic images to the website. E-mail and dial-up accounts are established and then the files are processed to cause a Welcome Kit fulfillment by mail. This occurs daily.

Every Welcome Kit that is customized for each customer and sent with an Internet access CD-Rom, instructions for e-mail and website customization, as well as complete terms and conditions pertaining to the customer's obligation to cancel should he or she elect not to continue the service. National Online utilizes a contracted fulfillment house to process the mailings.

The billing department processes each customer's charges monthly on the anniversary date of the completion of his trial period. Charges are processed through third-party clearinghouses that possess the direct contracts with the relative local phone companies (LEC) servicing our mutual customers.

Marketing Contact Centers - National Online currently utilizes three independent telemarketing centers. National Online pays these centers only for successful transactions per trial offer acceptance.

National Online has recently signed an additional call center agreement with Nova CTI of Philadelphia, Pennsylvania for services of its telemarketers in New Delhi, India. It is also in negotiation for similar services with another call center company in Santo Domingo, Dominican Republic. If the agreement is completed on favorable terms, it is intended for that center to introduce National Online to the Spanish speaking markets throughout the United States.

Third-Party Billing Companies - National Online utilizes the services of three separate third-party billing houses. This redundancy is designed give National Online the ability to better manage cash flow and compliance issues.

Retention Campaign - National Online utilizes various methods to retain trial and existing customers because the cost of retaining a member is far less than the cost of bringing on a new prospect. Customer care representatives charged with retention have a number of tools available to them, foremost of which is adjusting the terms of membership to be more favorable to the customers.

National Online has recently begun adding free long distance calling time for certain members to promote long term retention. A $10 phone card, automatically recharged to $10 each month the customer remains on service, is provided by mail to these customers.

National Online has also begun including a certificate for free software in its Welcome Kit to new trial members.

Customer Care - National Online utilizes an on-premises call center through Merchant Internet Services Corp. to handle customer care calls from customers. Customers might call customer care for a variety of reasons including technical questions about the Internet access or website editing; service questions such as what is their billing date or end of trial date; questions regarding phonecard usage; premium redemption requests; cancellations; complaints about service or billing. The Company staffs approximately 18 full time trained customers care specialists (CCS). Customer Care personnel are subject to continual formal and informal training.

Each CCS has his or her own workstation with instantaneous access to relevant customer data including a chronological history of events including sale, fulfillment, billing and enquiries. Calls arrive at the center either directly from calling customers or are transferred from the relevant billing companies whose 800 numbers generally appear on the customers' phone bill. During periods when the queue is full, such as when all agents are taking calls, callers are directed to a hold pattern that provides updated information as to wait time, etc. and the option to provide their callback number so that a customer service representative can call them back when they become available.

In order to further minimize wait time, the Company is preparing to implement an outsource solution for peak hour call overflow. It is presently contemplated that outsourced calls will be limited to technical and website support.

The Customer Care personnel also are engaged in our retention policy and in regulatory and compliance.

Regulatory and Compliance - National Online operates in a highly regulated business field. In order to maintain National Online's ability to serve customers and collect revenue, the Company has taken a proactive approach to resolving regulatory complaints or inquiries.

The customer care department has primary responsibility for compliance matters, although calls are transferred to management when the representative can not resolve the situation. Most often a resolution is achieved. Some customers, however, contact State or Federal regulatory authorities. Most often these complaints are then passed on to us with the expectation of a formal response and proposed resolution.

Most of the regulatory and compliance issues revolve around allegations of unauthorized LEC billing. State Public Service Commissions, the respective Attorneys General office, and the FCC attempt to prevent "cramming" or the addition of a specific charge or charges to a customer's local telephone bill without the authorization. National Online does not approve of cramming and, through its billing agreements, has agreed to adhere to the highest disclosure standards and approved sales and verification scripts. National Online (or its agents) records each customer authorization and stores the digital file for retrieval if needed to show compliance with the law.

National Online has received 95 complaints and/or inquiries from regulatory agencies and 27 inquiries form the Better Business Bureau resulting from its 136,911 trial and monthly members as of April 8, 2002.

Liberty Online Services, Inc. (Liberty Online)

Liberty Online Services, Inc. ("Liberty Online") was originally formed by the Company in December 12, 2001 as Bell America Communications Corp. This development stage subsidiary plans to offer a bundle of small business communication solutions, which will include Internet access, web-site design and hosting, email service and long distance telecommunications. The services offered by Liberty Online are substantially similar to the services offered by National Online except the customer also has long distance access provided by the Company's subsidiary, One World. It is Liberty Online's intention to obtain customers by direct customer contact by independent telemarketing firms. It will bill and collect for its service through the customer's local telephone bill. These marketing and collection practices are identical to National Online's marketing and collection practices. Liberty Online is headquartered at its own office located at Flamingo Commons, 12555 Orange Drive, Suite 205, Davie, Florida 33330. The president of this subsidiary is William D. Rhodes, Jr. The Company has targeted June 1, 2002 for the initiation of services.

MERCHANT INTERNET SERVICES CORP.

Merchant Internet Services Corp. was incorporated December 12, 2001 to provide customer support to other subsidiaries of the Company and to potentially take on outside clients at some time in the future. All references to in-house customer service, customer care or customer support for the respective the Company's subsidiaries are performed by this corporation.

ONE WORLD PUBLIC COMMUNICATIONS CORP. (One World)

Introduction - On May 18, 2001, the Company incorporated One World Public Communications Corp. to provide international direct dial (IDD) service for coin telephones. On June 1, 2001 the Company appointed Gerald M. Dunne, Jr. as One World's Chief Executive. Mr. Dunne is a seasoned industry professional that most recently held the position of chairman and chief executive officer of Group Long Distance Inc., a nationwide long distance telecommunications provider.

One World Public Communications Corp. has developed a new telecommunications service - an international direct-dial product for the payphone industry. One World has successfully completed both the engineering and marketing tests on its Call-the-World(TM)service - a plan that allows consumers to call virtually anywhere in the world for one dollar from participating payphones.

In the past decade, the number of payphones in America has decreased dramatically. Payphone owner's profits have been assaulted on two fronts: the commercialization of affordable cell phones for local and domestic long distance calls and the proliferation of prepaid calling cards for international calls. Additionally, the marketing success of services like 1-800-COLLECT(TM) have added to the economic distress within the payphone industry, capturing significant shares of the once lucrative "zero-plus" (operator assisted) calls.

Many payphones in the United States are located in either transient locations - i.e. airports, train depots and ship ports - or locations with dense concentrations of recently immigrated ethnic minorities such as southern border communities, inner cities or agricultural areas served by migrant farm labor. The commonality of these sites is the presence of foreigners who have a need to make international calls. Notably, most coin phones are intentionally blocked from allowing international calls to prevent fraud and similarly, most cell phones block international dialing for the same reason. Utilizing One World's software, the service allows the payphone owner to accept international calls with out exposing the phone to the possibility of fraudulent international calls.


Technology - Contracted payphones are programmed so that any calls made by a user that begin with 011 and certain other calls that begin with 1 are automatically directed to the One World platform. There, the platform recognizes the payphones ANI (Caller ID) and accepts the users dialed digits that have been stored (buffered) in the payphone.

An independent server provides the software commands to, and stores call details from, the platform. This server also provides the data needed for workstations to generate customer invoicing, database maintenance and system statistic reports.

The complete platform and server reside in a telecommunications colocation building in North Miami, Florida. This specially designed location provides a protected environment including regulated temperature, fire protection, intrusion protection and power isolation via independent UPS (uninterruptible power supply) systems.


One World currently has over 100,000 pending payphone locations under contract of which over a third have recently been activated to provide services. The Company believes it is too early to accurately forecast per unit calling revenue.


Employees

As of April 1, 2002, the Company had 41 employees. Of such number of employees 4 employees are engaged in engineering and computer systems; 4 employees are engaged in marketing and sales; 14 employees engaged in administration, including officers of the Company and 19 in customer services.

Competition

The company's subsidiaries face intense competition in the marketing and sale of its services and products. Many of these services and products are marketed by companies, which are well established, have reputations for success in the development and sale of services and products and have significantly greater financial, marketing, distribution, personnel, and other resources than the Company. These resources permit such companies to implement extensive advertising and promotional campaigns, both generally and in response to efforts by additional competitors to enter into new markets and introduce new services and products.

Obsolescence

The markets for telecommunications and internet services and products are also characterized by rapidly changing technology and evolving industry standards, often resulting in product obsolescence or short product life cycles. The proliferation of new telecommunications technologies, including personal communication services, cellular telephone services and products and prepaid phone cards employing alternative "smart" card technologies, may reduce demand for traditional land-line long distance telephone services generally and the Company's services in particular. The Company's success will depend on the Company's ability to anticipate and respond to these and other factors affecting the industry, including changes in customer preferences, business and demographic trends, unfavorable general economic conditions and discount pricing strategies by competitors.

SavOnCalling.com, LLC (SAVON)

SavOn had been originally engaged in the business of reselling long distance telecommunications in the 10-10 dial-around segment of the market. In January 2001, we discontinued our business activity through SavOn and the fixed assets were transferred to National Online, including the assignment of the leases for consideration.

OTHER POSSIBLE ENDEAVORS

The Company and its subsidiary companies have several projects or product enhancements in varying stages of development.


                                  RISK FACTORS

The Company and an investment in its securities are subject to various risks as more fully described below.

The Company has experienced losses from operations and will continue to do so for the immediate future.

The Company has had no operation prior to November 2000 and has losses in each year of its existence. It has had losses of $16,135,573 and $688,902 respectively for the years ended December 31, 2001 and 2000. It has an accumulated deficit of $16,896,461 at December 31, 2001


Most of the operations of the Company are in the initial stages and may result in losses for the immediate foreseeable future.

The Company's two main operating subsidiaries have only recently commenced operations National Online and One World and may sustain losses for the immediate future. National Online provides web services for small businesses and commenced operations in mid-year 2001. It signs customers up for monthly services with one month free service. It has relied on renewals and new customers to build a customer base. National Online must obtain new customers to grow and replace customers, which do not renew. There is no assurance it will be able to do so. The success of National Online depends upon the long-term acceptance of its recently introduced service.

One World provides lower cost international calls through participating owners' payphones and favorable rates given to it by these owners. (It has commenced limited operations recently and needs additional capital for promotion of its services. One World believes the service will appeal to recent immigrants. There is no assurance that the Company's concept will be appealing to a sufficient number of users or that its promotions will be successful or that the Company can continue to obtain adequate rates for its services. If it is not, One World's operations will not be successful.

Global experiences liquidity problems, which may cause revenues and profits to be lower.

The Company's two principal subsidiaries have only recently commenced operations and have incurred substantial start-up expenses without cash receipts. In the case of National Online these expenses include one month of free services to new customers. National Online is now accruing substantial revenues but collections vary between sixty (60) to ninety (90) days from billing of monthly services. Our One World subsidiary has not accrued significant revenues and needs funds for start-up promotional costs. During 2001 the Company has been funded with loans. There is no assurance additional loans will be made. National Online has begun to receive funding through a billing agent, which advances a portion of the receivable of National Online prior to collection. While the company believes its cash flow will improve, there is no assurance it will do so. There is no assurance it will the able to do so upon terms acceptable to the Company.

Potential Adverse Effect of Litigation and Uncollectibility of Judgment

The Company's subsidiary, SavOn, has been named, along with Teltran International, Inc. (the minority interest owner) ("Teltran") as a defendant in a lawsuit brought by Global Crossing Bandwidth, Inc., ("Global Crossing"). Global Crossing bears no relation to the Company. Global Crossing is one of the wholesale telecommunications carriers SavOn utilized to provide service to some of its customers. In its complaint, filed in the United States District Court for the Eastern District of Michigan, Global Crossing alleges Teltran and SavOn violated their contract with Global Crossing by refusing to post a security deposit upon demand. The alleged failure to post such deposit led to Global Crossing discontinuing to provide service to SavOn. Furthermore, Global Crossing seeks to enforce the entire remaining projected value of its long-term agreement and has requested approximately $21 million in damages. Due to Bankruptcy, we may become unsecured creditor if we do get a judgment.

SavOn believes it has valid set offs against Global Crossing for breach of the agreement and tortuous interference. The Company believes it has valid defense to the lawsuit and does not believe it is responsible directly for any judgment. Nevertheless, the Company cannot predict the adverse consequences of any lawsuit.

The Company depends upon third-party vendors for collection of its accounts receivable and fulfillment telemarketing.

National Online relies on third party vendors including billing agents for collection of our receivables and independent telemarketing firms to obtain new customers. If the telemarketing firm is not successful, the Company could be adversely affected. While the Company believes substitute vendors exist if the need arises, there is no assurance the Company will be able to find adequate replacements upon suitable terms.

Government Regulation.

National Online is also subject to regulation of the Federal Trade Commission and other federal and state agencies regarding its telemarketing and other marketing activities. The Company believes it is in compliance with all these regulations. Failure to comply would have a substantial adverse effect on the Company. If the regulations changes the Company could be adversely affected.

Key Personnel

If we lose the services of our key personnel, our business and stock price could suffer. Our future success depends in large part on the continued services of a number of our key personnel. The Company may be adversely affected if it loses their services.

Our common stock is not listed on Nasdaq, and is considered a penny stock.

SEC regulations impose additional requirements on broker-dealers when selling penny stocks to persons other than established customers and accredited investors. In general, an accredited investor is a person with assets in excess of $1,000,000 or annual income exceeding $200,000 individually or $300,000 together with his or her spouse. The relevant SEC regulations generally define penny stocks to include any non-Nasdaq equity security with a market price (as defined in the regulations) of less than $5 per share. Under the penny stock regulations, a broker-dealer must make a special suitability determination as to the purchaser and must have the purchaser's prior written consent to the transaction. Prior to any transaction in a penny stock covered by these rules, a broker-dealer must deliver a disclosure schedule about the penny stock market prepared by the SEC. Broker-dealers must also make disclosure concerning commissions payable to both the broker-dealer and any registered representative and provide current quotations for the securities. Finally, broker-dealers are required to send monthly statements disclosing recent price information for the penny stock held in an account and information on the limited market in penny stocks.

As a penny stock, these rules may discourage broker-dealers from effecting transactions in our common stock or affect their ability to sell our securities. As a result, purchasers and current holders of the Company's securities could find it more difficult to sell their securities.

Our technology is not patented and we may not be able to adequately protect our proprietary rights.

One World has filed a Provisional Patent Applications in the United States with respect to certain designs and processes used in providing its services. One World intends to file corresponding non-provisional patent applications in order to continue pursuing patent protection for these inventions. There is no assurance, however, that we will be successful in obtaining a patent for the inventions claimed in these applications.

We seek to establish and protect the proprietary aspects of our products by relying on applicable patent, and trade secret laws and on confidentiality and other contractual arrangements, all of which may afford only limited protection. Notwithstanding our efforts to protect our proprietary rights, it may be possible for unauthorized third parties to copy certain portions of our products or to reverse engineer or obtain and use technology that we regard as proprietary. Accordingly, there can be no assurance that we will be able to protect our proprietary technology against unauthorized copying or use, which could adversely affect our competitive position.


The Telecommunication industry is highly competitive and it must expend significant amounts for marketing and consulting, which expenditures may not prove to be successful and may adversely impact the result of operations.

Many companies offer products and services similar to those offered by the Company. Many of these services and products are marketed by companies that are well established, have reputations for success in the development and sale of services and products and have significantly greater financial, marketing, distribution, personnel, and other resources than the Company. These resources permit such companies to implement extensive advertising and promotional campaigns, both generally and in response to efforts by additional competitors to enter into new markets and introduce new services and products. This is due to the competitive advantage held by facilities based carriers and Internet marketing enterprises. Certain of these competitors, including AT&T, MCI/WorldCom and Sprint, dominate the industry and have the financial resources to enable them to withstand substantial price competition which has continued to increase. There can be no assurance that competitors will not develop products that are superior to the Company's products. Further, there can be no assurance that the Company will not experience additional price competition, and that such competition may not adversely affect the Company's financial position and results of operations.

As a result of rapidly changing technology in the industry, our technology on which our business relies make become obsolete.

The market for telecommunication services and products are characterized by rapidly changing technology, evolving industry standards and, often resulting in product obsolescence or short product life cycles. The proliferation of new telecommunications technologies, including personal communication services, cellular telephone services and products and prepaid phone cards employing alternative smart card technologies, may reduce demand for traditional land-line long distance telephone services generally and the Company's services in particular. The Company's success will depend on the Company's ability to anticipate and respond to these and other factors affecting the industry, including changes in customer preferences, business and demographic trends, unfavorable general economic conditions and discount pricing strategies by competitors.

Our quarterly operating results may fluctuate, so the results of one quarter are not necessarily indicative of results in the succeeding quarter.

Because most of our customers are in the retail or consumer-products businesses and can be affected simultaneously by the same economic factors, our operating results can vary significantly from one quarter to the next. Our customers' spending tends to cluster in some periods, although these periods are not the same in each year. Therefore you should not expect that our results for any one quarter can be predictive of our performance in the next succeeding quarter. Likewise, you should not use the results for any particular quarter to predict our performance in the similar period in any future year.


Item 2.   Description of Property

This property consists of approximately 7,609 square feet of office space in total located separate suites at 11900 Biscayne Blvd., Miami, Florida, 33181. The leases for these suites expire September 30, 2006. The annual rental of these lease totals approximately $139,000. In addition, the Company's subsidiary, Liberty Online, has a month-to-month lease for approximately 200 square feet at Flamingo Commons, 12555 Orange Drive, Suite 205, Davie, Florida 33330. The rent for this space is $690 per month. The company leases space and services at telecommunication co-location facilities.

Item 3.   Legal Proceedings

The Company's inactive subsidiary, SavOn, has been named, along with Teltran International, Inc. ("Teltran") as a defendant in a lawsuit brought by Global Crossing Bandwidth, Inc. ("Global Crossing"). Global Crossing bears no relation to the Company. Global Crossing is one of the wholesale telecommunications carriers SavOn utilizes to provide service to some of its customers. In its complaint, filed in the United States District Court for the Eastern District of Michigan, Global Crossing alleges Teltran and SavOn violated their contract with Global Crossing by refusing to post a security deposit upon demand. The alleged failure to post such deposit led to Global Crossing discontinuing to provide service to SavOn. Furthermore, Global Crossing seeks to enforce the entire remaining projected value of its long-term agreement and has requested approximately $21 million in damages.

SavOn has asserted counterclaims against Global Crossing for breach of the agreement and tortious interference with customers in conjunction with Global Crossing's pending Chapter 11 proceeding. Our counterclaim has been stayed, however, we can pursue our claims as an offset to Global Crossing's claims. In the event we are successful in pursuing the offset, we would become unsecured creditors of Global Crossing.

Item 4.   Submission of Matters to a Vote of Security Holders

         There were no matters submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2001.


                                     PART II

Item 5.   Market for Common Equity and Related Stockholder Matters

Market Information. The Company's Common Stock has been quoted, under the symbol "GAHI," on the OTC Bulletin Board. Set forth below are the high and low closing bid quotations for our common stock for each quarter of the last two fiscal years, as reflected on the electronic bulletin board. The foregoing information is believed to be accurate, but is not guaranteed. The quotations listed below represent prices between dealers and do not include retail mark-up, markdown or commission, and there can be no assurance that they represent actual transactions.
                                Fiscal Year 2001

         Quarter                 High                    Low
         -------                 ----                   -----
                                  ($)                    ($)

          1st                    7.50                   6.50
          2nd                    8.75                   3.88
          3rd                    4.35                   3.00
          4th                    4.75                   2.40

                          Fiscal Year 2000

          1st                    15.00                  1.375
          2nd                    7.00                   4.50
          3rd                    7.00                   4.50
          4th                    8.50                   6.00

Recent Sales of Unregistered Securities

In of October, 2001, the Company issued 2,500,000 shares of common stock to TransVoice Investments Ltd. ("Transvoice Ltd") and Sheldon Goldstein in connection with of the Amendment and Release executed with those investors and as more fully described in Item 12. We believe this issuance was exempt from the registration requirements of the Securities Act pursuant to section 4(2) thereof.

In October, 2001, the Company issued 3,000 shares of common stock to a vendor for services rendered. We believe this issuance was exempt from the registration requirements of the Securities Act pursuant to section 4(2) thereof.

Security Holders. As of March 15, 2002, there were approximately fourteen (14) holders of record of the Company's common stock. Because a substantial portion of the shares of the Company are held by a depository company in nominee name, the Company believes the number of beneficial owners of the securities is substantially greater than fourteen.

Dividends. The Company has not paid any cash dividends on its common stock. The Company has no plans to declare cash dividends in the immediate future but may, from time to time, declare stock dividends.


Item 6.   Management's Discussion and Analysis or Plan of Operation.

Plan of Operation

The Company was organized for the purpose of acquiring other entities or businesses. Prior to November 2000, it had attempted to acquire several businesses, however, none of those acquisitions were completed. In November 2000, the Company acquired SavOn but has since abandoned this subsidiary. In March 2001, the Company acquired National Online and commenced operations during 2002. We also commenced operation of One World during 2001.

During 2001 we established our National Online business and made considerable expenditures in staffing and infrastructure for this business.

General

The following discussion and analysis should be read in conjunction with the financial statements and related notes contained elsewhere in this statement.

For information concerning the Company's results of operations for the last two fiscal years, see the Company's financial statements for those years and the notes to those statements contained elsewhere in this report.

2001 Fiscal Year Compared to 2000 Fiscal Year

The Company experienced a significant change in operations due to the acquisition of National Online and commencement of its operations in 2001. While in 2000, we had no operations until the acquisition of SavOn in November, 2000. Therefore, a year-to-year comparison of financial information for 2001 and 2000 may not be useful to an understanding of the Company's current operations.


    Item                                     2001             2000               Change
                                                                               ($ amount )

Revenues                                $  1,189,723      $     13,387      $  1,176,336

Cost of sales                           $  1,301,101      $     18,741      $  1,282,360

Selling, General and
Administrative Expenses                 $  2,298,048      $    272,817      $  2,025,231


Net Operating Income (Loss)             $ (4,457,081)     $  ($688,902)     $ (3,768,179)


Net (Loss)                              $(16,135,573)     $   (688,902)     $(15,446,671)



Our revenues increased from $13,387 in 2000 to $1,189,723 in 2001. We had no business activity prior to the acquisition of our interest in SavOn in November 2000. Our revenues in 2000 consisted solely of revenues from SavOn from the period of acquisition through the end of the year. In January 2001, we discontinued our business activity through SavOn. In the second half of 2001, National Online commenced revenue-producing operations. In late 2001, we also commenced operations of One World, but revenues have been minimal to date. We anticipate substantial revenues to be derived from National Online during the year 2002.

Our gross profit changed from ($5,354) in 2000 to $111,378 in 2001. We believe a comparison of this change is meaningless, however, since revenues for 2000 reflect only a brief period of 2000 and were derived from a business that has been since discontinued.

During 2001, our selling, general and administrative expenses increased to $2,298,048 from $272,817 in the prior year as a result of our staffing for National Online and One World.

Interest expense increased of approximately $87,000 in 2001 as a result of increased borrowings. Amortization expenses rose from approximately $404,000 in 2000 to approximately $1,950,000 reflecting nine months of amortization of the the National Online acquisition which occurred in 2001. As a result the company had a loss form continuing operations of $3,589,915 compared to $688,902 in 2002.

Because we discontinued SavOn's operations in 2001 we had a loss of approximately $1,551,537 from discontinued operations with a companion write-off of $10,126,955 of good will relating to SavOn.


Because SavOn discontinued business and the value of its assets were negligible, we have written off approximately $10.1 million of SavOn goodwill.

Liquidity

The Company had a working capital deficit of approximately $3.1 million as of December 31, 2001.

National Online obtains customers through the efforts of telemarketers for which these telemarketers are paid a fee for their services within a short time thereof. We also provide the first month's services free to customers. Since collections are made from local telephone companies billing through independent agents, there may be a lag of as much as ninety (90) days between the time services are invoiced and when the Company receives such revenue. While such lag exists in collecting receivables, there is no corresponding lag in the Company's payables, in the form of telemarketing fees, communications costs and other costs of obtaining and maintaining these customers. The size of the initial customer base is not sufficient to overcome the lag and therefore National Online has negative cash flow during this period. National Online will not have consistent positive cash flow until it develops a base of longer term customers significant enough to exceed its costs during the lag period. We anticipate National Online will have positive cash flow by the end of the third quarter, 2002.

During 2001, the Company received advances from Brookfield Investments, Ltd ("Brookfield"). Since December, 2001, the Company has not received any substantial additional amounts from this lender and as a result, it has deferred payment on some of its short-term obligations. The Company believes it will be able to meet these obligations from cashflow from operations in the near future, however, there is no assurance it will be able to do so. If the Company is not able to meet these obligations through cashflow from operations, it will be required to seek additional financing. There is no assurance the Company will be able to obtain such financing. Without such financing, the Company may not be able to meet its obligations in the future.

As of October 31, 2001 the Company entered into a Security Agreement and issued a grid promissory note to Brookfield to cover the prior advances made of Brookfield and any future advances. Pursuant to the agreement, Brookfield may loan the Company amounts in the future but is not obligated to, nor has it done so. As of December 31, 2001, the Note is in the amount of $2,474,000 including outstanding interest of $87,206. The note is repayable by the Company on demand and the principal amount (exclusive of prior interest) accrues interest at a rate of 7% per year. The Security agreement grants Brookfield a security interest in the accounts receivable of the Company and all its subsidiaries.

Item 7.   Financial Statements.

See pages F-1 through F-18 attached hereto for copies of the audited financial statements of the Company for the year(s) ended December 31, 2001 and December 31, 2000. See Item 13 for a list of such financial statements.


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

(a)      Directors and Executive Officers.

         Set forth below is information concerning the Company's directors and executive officers:

    Name            Age       Position
    ----            ---       ---------

Irving Greenman      66       Chairman of the Board, Chief Executive Officer

William D. Rhodes    53       President, Director (President National Online)

David Srour          40       Vice President

Ricardo Sablon       41       Chief Technology Officer

Gerald Dunne         38       Vice President

Don McNely           31       Vice President, Internet St

David Berman         56       Director

Jason Myatt          25       Secretary



Irving Greenman has served in various executive positions, including CFO and CEO, for the past twenty-five years. He was Chief Financial Officer for Kaleidoscope Media Group, Inc. (an Entertainment Company), Medica Media and Healthcare International, both of the latter companies in the healthcare field. Mr. Greenman is a Certified Public Accountant in New York and in Florida.

William D. Rhodes has served as President of the Company since January 2002. In February 2001, Mr. Rhodes was also the founding President of National Online Services, Inc. (presently a subsidiary of the Company), establishing corporate infrastructure for this new Internet service provider of "B-to-B" services, and remains the current President of National Online. Mr. Rhodes performed consulting services for the Company from September 2000 until February 2001. Prior to this, from February 1999 through July 2000, Mr. Rhodes served as Chief Operating Officer of Equalnet Communications in Houston, TX with responsibility for all company operations including customer care, billing, provisioning and networks. From 1996 until 1999, Mr. Rhodes served as President and COO of Valu-Line Communications in Longview, TX. In this capacity, Mr. Rhodes has an MSEE and BSEE from the University of Missouri at Columbia and has been involved in state-of-the-art electronics, navigation and communication projects throughout his career including 20 years with Rockwell International.

David Srour has served as the Vice President of the Company since November, 2001. Prior to joining the Company, Mr. Srour was Senior Director of Information Service of CarrAmerica, a former client of his at KPMG Consulting in McLean, Virginia, where he was a Senior Manager from 2000 to 2001. At KPMG, Mr. Srour specialized in eCommerce, project management and process improvement consulting services for such clients as General Motors, Equity Office and Security Capital. Beginning in 1997, he spent four years at Ernst and Young LLP, providing information systems and process improvement consulting services including back office and eCommerce implementations Mr. Srour also has significant telecommunications experience, including roles as COO of iTelsa and SmarTel Communications.

Ricardo Sablon is the Company's telephony engineer. Mr. Sablon was previously vice president and chief telephony engineer for Equalnet Communications. Mr. Sablon was a founder of FreeCaller Communications, an advertiser sponsored long distance service that he patented. In 1991, Mr. Sablon was the chief executive of CaribeCom, a company that provided the first post-embargo commercial direct-dial service to Cuba from the United States.

Gerald M. Dunne was formally the Chairman and CEO of Group Long Distance Inc., a NASDAQ traded long distance reseller. Mr. Dunne led the Company to over 200,000 residential and small business subscribers before leaving to become Chief Executive of the Company subsidiary, One World Public Communications Corp.

Don McNely is the Webmaster for the Company and its subsidiaries from January 2000. For the previous five years, Mr. McNely was President and CEO of NCS Communications, Inc., an Internet Service Provider and Web design company located in Modesto, California. Mr. McNely's decade of experience includes nearly every aspect of telecommunications - ranging from prepaid phone cards to payphones - developed while serving in executive positions at such companies as SmarTel Communications and PayStar Corporation.

Jason Myatt has been employed by the Company from August, 2001. He attended law school at St. Thomas in Miami, Florida and graduated in 2001, and Florida State University, graduating in 1999, with a B.S. in Finance.

David Berman is a practicing attorney in Miami, Florida and the Company's outside director. For the previous four years, Mr. Berman has been a partner in Berman & Berman, a partnership in Miami, Florida specializing in tax law.

                Compliance with Section 16(a) of the Exchange Act

Based upon the Company's review of Forms 3, 4 and 5, and amendments thereto, if any, furnished to the Company under Rule 16a-3(e) during and with respect to the Company's most recent fiscal year and any written representations provided, no person who, at any time during the Company's last fiscal year, was an officer, director or beneficial owner of more than 10 percent of the Company's common stock reported on any of the foregoing forms, failed to file, on a timely basis, any reports required by Section 16(a) of the Exchange Act. The Company had no securities registered under the Exchange Act prior to its last fiscal year and therefore no such reporting person was required to file reports under Section 16(a) of the Exchange Act in prior years.


Item 10.   Executive Compensation.

The following table sets forth information concerning compensation paid or accrued by us or any of our subsidiaries for services rendered during the fiscal year ended December 31, 2001 by our Chief Executive Officer. No other executive officer compensation exceeded $100,000 during 2001. Mr. Greenman did not receive compensation prior to the year 2001.

                           SUMMARY COMPENSATION TABLE

                       Annual Compensation       Long-Term Compensation
                                                            Securities
Name and                        Salary                      Underlying
Principal Position    Year        ($)           Awards       Options
-------------------   -----   ------------      ------     ------------
Irving Greenman
Chairman and CEO       2001      200,000                    200,000   -
                       2000         -


Set forth below with respect to the executive officers named in the Summary Compensation is further information concerning options to purchase common stock under the Company's stock option plans, and employment agreements.

              Option Grants in Fiscal Year Ended December 31, 2001


                    Number of
                    Shares            % of Total
                    of Common Stock   Options
                    Underlying        Granted to
                    Options           Employees in  Per Share       Expiration
Name                Granted           Fiscal Year   Exercise Price  Date
-------             ---------------   ------------  --------------- -----------
Irving Greenman     200,000


         Aggregated Option Exercises and Fiscal Year End Option Values(1)

                                                                                                       Value of
                            Number of Shares                           Number of Securities        Unexercised In the
                            of Common Stock                           Underlying Unexercised        Money Options as
    Name                  Acquired on Exercise  Value realized     Options as of March 3, 2002      of March 3, 2002

                                                                  Exercisable    Unexercisable    Exercisable   Unexercisable
Irving Greenman                                                                  200,000



--------
(1) Based on an average market price of $.62 per share at April 1, 2002.

         The Company's Board of Directors adopted a stock option plan. To meet its obligations under this plan, the Company has reserved 4,000,000 shares of its common stock. The Company recently granted options to purchase 1,000,000 shares of its common stock under the plan at an exercise price of $2.50 per share. The Company granted an additional option to purchase 100,000 shares to an outside director in March at $0.52 per share.

National Online has adopted a bonus plan for 2002. Under the plan National Online will establish a bonus pool equal to 25% of net income before taxes in excess of $1,000,000. The directors of the Company will allocate the bonus pool to employees and consultants of National Online.

STOCK OPTION PLANS

We have adopted an option plan entitled the Global Asset Holdings 2001 Stock Option Plan (the "Option Plan"). The purpose of the Option Plan is to provide us with a vehicle to attract, compensate and motivate selected eligible persons, and to appropriately compensate them for their efforts, by creating a broad-based stock plan which will enable us, in our sole discretion and from time to time, to offer to or provide such eligible persons with incentives or inducements in the form of awards as such term is defined below, thereby affording such persons an opportunity to share in potential capital appreciation of our common stock.

The Option Plan was approved by the board of directors and is subject to approval by the shareholders. A total of 4,000,000 shares of common stock are available for issuance under the plan.

Under the Option Plan, an eligible person is any person who, at the applicable time of the grant or award under the Option Plan, is an employee, a director and/or a consultant or advisor of ours, or of any parent or subsidiary. An award can consist of: (i) an outright grant of shares of common stock or (ii) the grant of options to purchase shares of Common Stock. As of April 1, 2002, there were commitments to issue 1,000,000 shares of common stock under the Option Plan. Of these shares, 640,000 shares are subject to options granted to officers and directors and the balance of shares is subject to options granted to non-officer employees.

The Option Plan provides for the granting of options which are intended to qualify either as incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986 or as options which are not intended to meet the requirements of such section (non-statutory stock options"). The exercise price of all incentive stock options must be at least equal to the fair market value of such shares on the date of the grant or, in the case of incentive stock options granted to the holder of more than 10% of our common stock, at least 110% of the fair market value of such shares on the date of the grant. The maximum exercise period for which incentive stock options may be granted is ten years from the date of grant (five years in the case of an individual owning more than 10% of our common stock). The aggregate fair market value (determined at the date of the option grant) of shares with respect to which incentive stock options are exercisable for the first time by the holder of the option during any calendar year shall not exceed $100,000.

The Option Plan provides for its administration by the board of directors or a committee chosen by the board of directors, which has discretionary authority, subject to certain restrictions, to determine the number of shares issued pursuant to incentive stock options and non-statutory stock options and the individuals to whom, the times at which and the exercise price for which options will be granted.

The above description of the Option Plan is qualified in its entirety by reference to the full text of the Option Plan, as well as the terms and conditions of any award agreement governing the grant of an award under the Option Plan. A copy of the Option Plan is included as an exhibit.


Item 11.   Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding beneficial ownership of the common stock as of March 15, 2002 by (i) each stockholder known by us to be the beneficial owner of more than 5% of the outstanding common stock, (ii) each director of ours, (iii) each named officer, (iv) and all directors and executive officers as a group. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

The following table does reflect common stock issuable pursuant to stock options exercisable within sixty (60) days. Mr. Greenman has been granted options purchase 200,000 shares common stock of the Company and the Company's outside director, Mr. Berman has received an option to purchase 100,000 shares of common stock of the Company.


     Name and Address of                      Number Of Shares     Percentage
       Beneficial Owner                      Beneficially Owned     of Class
------------------------------------------   ------------------    -----------
Transvoice Investments Ltd................     5,600,000              53.3%

Sheldon Goldstein.........................       900,000               8.6%

Irving Greenman...........................          0                   --
William Rhodes............................          0                   --
David Berman..............................          0                   --
By all officers and Directors as a group..          0                   --

Item 12.   Certain Relationships and Related Transactions

On November 14, 2000 the Company acquired the entire interest of Transvoice Ltd in SavOn, a Florida limited liability company. Transvoice Ltd's interest consisted of a 51% ownership interest in SavOn, which increased to 80% on November 15, 2000 pursuant to an Acquisition Agreement between Transvoice Ltd (a United Kingdom corporation) and Teltran International, Inc. (SavOn's former majority member) dated May 1, 2000. The purchase price of Transvoice Ltd's entire interest in SavOn was 2,000,000 shares of our common stock. The original agreement provided if during the period commencing January 1, 2001 and ending June 30, 2002 the accumulated net after tax income of SavOn is greater than $1,200,000 then for each $1.00 of net after tax income of SavOn in excess of $1,200,000 during the Earnings Period, Transvoice Ltd. will receive additional shares of our common stock having a market value of $10.00 per share. Due to the cancellation of the SavOn's agreement with Global Crossing, SavOn discontinued its telecommunications business. Transvoice Ltd. claimed that it was deprived of its right to additional shares as Global would have no earnings. In lieu of all claims of Transvoice Ltd. against the Company, the Company paid an additional $225,000 which was capitalized as part of goodwill.

On March 31, 2001 the Company entered into an agreement to purchase National Online. The transaction was intended as a tax-free reorganization for federal income tax purposes with Global exchanging 2,000,000 of its shares for all of the outstanding shares of National Online pursuant to section 368(a)(1)(B) of the Internal Revenue Code of 1986. Prior to the transaction, the outstanding stock of National Online was owned as follows: 80% by Transvoice Ltd, and 20% by Sheldon. Prior to the transaction, Transvoice Ltd. also held 2,000,000 shares or 33 1/3 of the stock of Global. Also, as part of the transaction, Global agreed to pay additional contingent considerations to the former shareholders of National Online. Such contingent consideration was payable, if during the eighteen month period commencing April 1, 2001 and ending September 30, 2002, the accumulated net after tax income of National Online was $1,200,000 or greater. In that event, the former shareholders of National Online were to receive that number of additional Global shares, valued at $10.00 per share, equivalent to the dollar value of the excess of net after tax income of National Online over $1,200,000. The former owners of National Online have claimed that the Company failed to commence National Online's operations timely and adequately fund it. As of November 30, 2001 the Company and shareholders agreed to eliminate the contingent right and settle all claims in consideration for an additional 2,500,000 shares of common stock of the Company claim.


In April 2001 The Company entered into an oral agreement to pay TransVoice Investments, Inc. ("Transvoice Inc") $4.00 per customer (per month). On
October 1, 2001, the agreement was modified because the parties agreed the payments were excessive. Transvoice Inc is unaffiliated with Transvoice Ltd. Pursuant to the Payment Agreement National Online is obligated to pay Transvoice Inc $150,000 per month as long as National Online and affiliates operates its programs. In addition, Transvoice Inc. is to receive an additional $1.00 for each additional customer in excess of 100,000 customers in any given month. National Online is also obligated to provide office space and services to Transvoice Inc. to pay as consideration as a finder's fee and for services provided in connection with the organization of National Online. Messrs. Stanley Myatt and Martin Miller are sole stockholders of Transvoice Inc.

Item 13.   Exhibits and Reports

         (a)  See Index to Financial Statements.
         (b)  Exhibits to this report are as follows:

                                                                           Location or
                                                                         Incorporation by
Exhibit No.         Description of Document                                  Reference
-----------         -----------------------                               -----------------
2.1                 Exchange Agreement for the Purchase of Part of        Exhibit 10.23 to the Company's
                    SavOnCalling.com, LLC between Global Asset            Form 8-K filed with the
                    Holdings, Inc. and Transvoice                         Commission on 11/27/2000.
                    Investments, Ltd. Dated November 14, 2000.

2.2                 Exchange Agreement by and between Transvoice
                    Investments Ltd., Sheldon
                    Goldstein & Global Asset Holdings, Inc. for
                    National Online Services, Inc. Dated
                    March 31, 2001

3.1(a)              Certificate of Incorporation.                         Exhibit 3.1(a) to the
                                                                          Company's Form 10-SB filed
                                                                          with the Commission on 11/26/99

3.1(b)              Amendments to Certificate of                          Exhibit 3.1(b) to the
                    Incorporation                                         Company's Form 10-SB filed
                                                                          with the Commission on 11/26/99

3.2                 By-laws.                                              Exhibit 3.2 to the Company's
                                                                          Form 10-SB filed with the
                                                                          Commission on 11/26/99

4.1                 2001 Stock Option Plan

10.1                Agreement and Release by and among Transvoice
                    Investments Ltd., Sheldon Goldstein and Global
                    Asset Holdings, Inc. dated as of November 30, 2001

10.2                Brookfield Security Agreement dated as of October 31,
                    2001

10.3                Payment Agreement entered into as of October 31,
                    2001 between National Online Services, Inc. and
                    Trans Voice Investments, Inc.


(b)      Reports on Form 8-K.

         The Company did not file any reports on Form 8-K during the last quarter of 2001.

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  GLOBAL ASSET HOLDINGS, INCORPORATED

Dated:   April 15, 2002           By:  /s/ Irving Greenman
                                       -------------------------------
                                           Irving Greenman,
                                           Chief Financial Executive Officer
                                           and Chief Accounting Officer


         In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Signature                  Title                              Date

/s/ Irving Greenman        Chief Executive Officer,           April 15, 2002
-------------------        Director
Irving Greenman

/s/ William Rhodes
-------------------
William Rhodes             Director                           April 15, 2002


/s/ David Berman                                              April 15, 2002
----------------
David Berman

              GLOBAL ASSET HOLDINGS, INCORPORATED AND SUBSIDIARIES

                              FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                      with

                          INDEPENDENT AUDITORS' REPORT

              GLOBAL ASSET HOLDINGS, INCORPORATED AND SUBSIDIARIES

                                    CONTENTS


                 For the years ended December 31, 2001 and 2000

                                                                      PAGE #

Independent Auditors' Report                                            F-1

Financial Statements:

     Consolidated Balance Sheets                                        F-2

     Consolidated Statements of Operations                              F-3

     Consolidated Statements of Stockholders' Deficit                   F-4

     Consolidated Statements of Cash Flows                              F-5

     Notes to Consolidated Financial Statements                      F-6 - F-18

The Board of Directors
Global Asset Holdings, Incorporated and Subsidiaries
Miami, Florida

We have audited the accompanying consolidated balance sheets of Global Asset Holdings, Incorporated and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Global Asset Holdings, Incorporated and Subsidiaries as of December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statement have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a negative working capital, which raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are partially discussed in Notes 2 and 9.




Liebman Goldberg & Drogin, LLP
Garden City, New York

March 10, 2002

              GLOBAL ASSET HOLDINGS, INCORPORATED AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                  December 31,



                                     ASSETS


                                                                                           2001                 2000
                                                                                      ------------         ------------
Current Assets:
     Cash and cash equivalents                                                        $     73,883         $     46,647
     Accounts receivable                                                                   731,511               15,296
     Prepaid expenses                                                                      361,474                2,563
     Deferred billing costs                                                                 59,206                    -
                                                                                      ------------         ------------
         Total current assets                                                            1,226,074               64,506
                                                                                      ------------         ------------
Property and equipment, net of accumulated depreciation
     of $6,817 and $12,379                                                                 201,466              104,327
                                                                                      ------------         ------------
Other Assets:
     Goodwill (net of amortization)                                                     16,801,359           11,720,682
     Deposits                                                                               33,996                3,023
                                                                                      ------------         ------------
                                                                                        16,835,355           11,723,705
                                                                                      ------------         ------------
Total assets                                                                          $ 18,262,895         $ 11,892,538
                                                                                      ============         ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
     Notes payable                                                                    $  2,649,000         $    285,000
     Accounts payable                                                                    1,176,943              301,765
     Accrued expenses and taxes                                                            127,325               42,048
     Deferred revenue                                                                      355,001                    -
     Capitalized lease obligations - current portion                                        29,861                    -
                                                                                      ------------         ------------
         Total current liabilities                                                       4,338,130              628,813
                                                                                      ------------         ------------
Long-Term Liabilities:
     Capitalized lease obligations - non-current portion                                    30,514                    -
     Loan payable                                                                           22,212               22,212
                                                                                      ------------         ------------
         Total long-term liabilities                                                        52,726               22,212
                                                                                      ------------         ------------

         Total liabilities                                                               4,390,856              651,025
                                                                                      ------------         ------------
Commitments and Contingencies

Stockholders' Equity:
     Preferred stock, $.001 par value per share, 10,000,000
         shares authorized and -0- issued and outstanding                                        -                    -
     Common stock, $.001 par value per share, 50,000,000
         shares authorized and 10,503,000 and 6,000,000 shares
         issued and outstanding in 2001 and 2000, respectively                              10,503                6,000
     Additional paid in capital in excess of par value                                  30,757,997           11,999,000
     Accumulated deficit                                                               (16,896,461)            (763,487)
                                                                                      ------------         ------------
         Total stockholders' equity                                                     13,872,039           11,241,513
                                                                                      ------------         ------------

         Total liabilities and stockholders' equity                                   $ 18,262,895         $ 11,892,538
                                                                                      ============         ============


                 See notes to consolidated financial statements

              GLOBAL ASSET HOLDINGS, INCORPORATED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                        For the years ended December 31,




                                                                                             2001              2000
                                                                                         ------------      ------------
Revenues                                                                                 $  1,189,723      $     13,387

Cost of sales                                                                               1,301,101            18,741
                                                                                         ------------      ------------

Gross profit (loss)                                                                          (111,378)           (5,354)

Expenses:
     Selling, general and administrative                                                    2,298,048           272,817
                                                                                         ------------      ------------

(Loss) from operations                                                                     (2,409,426)         (278,171)
                                                                                         ------------      ------------

     Interest expense                                                                          90,597             3,668

     Depreciation                                                                               6,817             2,901

     Amortization of purchased intangibles                                                  1,950,241           404,162
                                                                                         ------------      ------------

                                                                                            2,047,655           410,731
                                                                                         ------------      ------------

     Loss from continuing operations                                                       (4,457,081)         (688,902)

     Loss from discontinued operation                                                      (1,551,537)                -

     Loss from disposal of discontinued operation
         (write-off of goodwill)                                                          (10,126,955)                -
                                                                                         ------------      ------------

Net (loss)                                                                               $(16,135,573)     $   (688,902)
                                                                                         ============      ============

Net  (loss) per share (basic and diluted) based upon 7,758,693 and 4,257,534 weighted average shares outstanding for December 31,
     2001 and 2000, respectively                                                         $      (2.08)     $      (0.16)
                                                                                         ============      ============



                 See notes to consolidated financial statements
                                       F-3

              GLOBAL ASSET HOLDINGS, INCORPORATED AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                 For the years ended December 31, 2001 and 2000



                                                          Common             Stock           Additional
                                                       -------------------------------         Paid in           Accumulated
                                                          Shares             Amount            Capital              deficit
                                                       ------------       ------------       ------------       -------------
Balance - January 1, 2000                                 4,000,000       $      4,000       $      1,000       $    (43,374)

Issuance of shares to acquire 80%
    interest in subsidiary                                2,000,000              2,000         11,998,000                  -

20% minority interest of subsidiary
    at acquisition                                                -                  -                  -            (31,211)

Net (loss) for the year
December 31, 2000                                                 -                  -                  -           (688,902)
                                                       ------------       ------------       ------------       ------------

Balance - December 31, 2000                               6,000,000              6,000         11,999,000           (763,487)

Issuance of shares to acquire
  subsidiary                                              2,000,000              2,000         12,998,000              2,599

Issuance of shares re:
  cancellation of earnout
  provision                                               2,500,000              2,500          5,747,500                  -

Issuance of shares for
  services                                                    3,000                  3             13,497                  -

Net (loss) for the year
December 31, 2001                                                 -                  -                  -        (16,135,573)
                                                       ------------       ------------       ------------       ------------

Balance - December 31, 2001                              10,503,000       $     10,503       $ 30,757,997       $(16,896,461)
                                                       ============       ============       ============       ============



                 See notes to consolidated financial statements

              GLOBAL ASSET HOLDINGS, INCORPORATED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                        For the years ended December 31,


                                                                                          2001                 2000
                                                                                      ------------         ------------
Cash Flows from Operating Activities:
   Net (loss)                                                                         $(16,135,573)        $   (688,902)
Adjustments to Reconcile Net Loss to Net Cash
   (Used in) Operating Activities:
     Depreciation and amortization                                                       3,798,922              407,063
     Write-off of goodwill                                                              10,126,955                    -
     Changes in Assets and Liabilities:
     (Increase) in accounts receivable                                                    (716,215)             (15,296)
     (Increase) in prepaid expenses                                                       (358,911)              (2,563)
     (Increase) in deferred billing costs                                                  (59,206)                   -
     (Increase) in security deposits                                                       (30,973)              (3,023)
     Increase in accounts payable and accrued expenses                                     960,455              336,038
     Increase in deferred revenues                                                         355,001                    -
                                                                                      ------------         ------------
         Net cash (used in) provided by operating
             operating activities                                                       (2,059,545)              33,317
                                                                                      ------------         ------------

Cash Flows from Investing Activities:
  Acquisition of fixed assets-net of disposals to subsidiary                              (127,094)            (116,706)
                                                                                      ------------         ------------
         Net cash (used in) investing activities                                          (127,094)            (116,706)
                                                                                      ------------         ------------

Cash Flows from Financing Activities:
    Increase in notes payable and capitalized lease obligations                          2,424,375              276,613
    Acquisition of goodwill (net of non-cash)
       stock issuance                                                                     (225,000)            (124,844)
     Issuance of stock for services                                                         13,500                    -
     Investment in subsidiary                                                                1,000                    -
    Minority interest (net of prior depreciation)                                                -              (21,733)
                                                                                      ------------         ------------
         Net cash provided by financing activities                                       2,213,875              130,036
                                                                                      ------------         ------------

Increase in cash                                                                            27,236               46,647

Cash, beginning of period                                                                   46,647                    -
                                                                                      ------------         ------------

Cash, end of period                                                                   $     73,883         $     46,647
                                                                                      ============         ============

Supplemental Disclosures:
     Non-cash issuance of 4,503,000, common
         shares of stock @ $.001 par value regarding
         acquisition and for services                                                          $ -                  $ -
                                                                                      ============         ============

     Income tax                                                                                $ -                  $ -
                                                                                      ============         ============

     Interest paid                                                                    $      6,925                  $ -
                                                                                      ============         ============


                 See notes to consolidated financial statements

              GLOBAL ASSET HOLDINGS, INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 2001


Note 1 - Nature of Business:

            Global Asset Holdings, Inc. (the "Company") was incorporated in Florida, June 15, 1994. The Company formerly known as Pasta Bella, Inc. changed its name in 1997.

            The Company was formed for the acquisition of other entities or businesses and prior to the November 14, 2000 acquisition of SavOnCalling.com, LLC ("Savon") was considered a development stage company in accordance with SFAS #7.

            On November 14, 2000, the Company acquired the entire interest held by Transvoice Investments, Ltd. in SavOnCalling.com, LLC (80%). Transvoice's original interest of 51% ownership in Savon increased to 80% on November 14, 2000, pursuant to an acquisition agreement dated May 1, 2000 between Transvoice and Teltran International, Inc. Teltran continues to hold a minority interest of 20% in Savon. Savon was engaged in the marketing and resale of domestic and international telecommunications services.

            On March 31, 2001, the Company acquired all of the outstanding shares of National Online Services, Inc. ("NOL"). Transvoice Investments, Ltd. and a non-related party owned 80% and 20% of the outstanding shares respectively. NOL had been recently incorporated as a provider of subscription based "yellow pages" internet directory services. Its operations began in February 2001.

            On June 1, 2001, the Company formed a new wholly owned subsidiary; One World Public Communications, Corp. One World was formed to provide low-rate pay phone service for international calls.

            Also, in December 2001, the Company formed two additional subsidiaries; Merchant Internet Services Corp. and Bell America Communications, Corp. Merchant was formed to provide customer care service to customers of National Online Services. Bell America was formed to offer small business solutions such as internet access, web-site design hosting and telecommunication services to customers obtained by using direct customer contact (telemarketing).

              GLOBAL ASSET HOLDINGS, INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2001



Note 2 - Summary of Significant Accounting Policies:

            Revenue Recognition and Accounting Policies:

            Principles of Consolidation:

            The consolidated financial statements include the accounts of Global Asset Holdings, Inc., its 80% owned subsidiary SavOnCalling.com, LLC, and its wholly-owned subsidiaries. National Online Services, Inc., One World Public Communications, Corp., Merchant Internet Services Corp. and Bell America Communications Corp. All significant intercompany accounts and transactions have been eliminated.

            Revenue Recognition:

            Savon was a marketer and reseller of both domestic and international telecommunications services. Beginning in March 2001, Savon discontinued providing telecommunication services, but continued to provide management services to the Company and its other subsidiaries. While active as a provider of telecommunication services Savon recognized revenue upon notification of customer usage from its carrier and subsequently billed its customers.


            National Online Services is a provider of subscription based "yellow pages" internet directory services. Its operations and sales began in May 2001. NOL obtains its customers through the use of outside telemarketing services. Subsequent to sign-up approval and delivery of the computer software by a fulfillment provider, NOL submits to its billing services, a batch listing of all new accounts on a weekly basis. The billing services remit collections to NOL on a weekly or monthly basis. Revenue is recognized when a customer is billed for the service. Since a portion of the billing may be earned in a subsequent period, some revenue is deferred.

            One World Public Communications Corp. provides low rate long distance international pay phone service. Its revenues in 2001 were minimal. The pay phone operators are billed semi-monthly, based upon actual usage at each pay phone. When a call is initiated, revenues are earned. Usage is determined from computerized information and telephone switches. Actual billing of revenues is based upon contracts with the pay phone operator and stated rates in the contract.

              GLOBAL ASSET HOLDINGS, INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2001


Note 2 - Summary of Significant Accounting Policies:

            Use of Estimates:

            The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

            Property, Plant and Equipment:

            Property and equipment is stated on the basis of cost. Depreciation is computed principally by the straight-line method for financial reporting purposes and by accelerated methods for income tax purposes. Estimated useful lives for financial reporting purposes range from five to seven years.

            Cash and Cash Equivalents:

            The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

            Advertising Expense:

            The cost of advertising is expensed as incurred. The Company incurred $19,419 and $29,698 in advertising costs during 2001 and 2000, respectively.

            Fair Value of Financial Instruments:

            SFAS No. 107, "Disclosures About Fair Value of Financial Instruments", requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. The amounts reported for cash, accounts receivable, loans payable, accounts payable and accrued expenses approximate the fair value because of their short maturities.

              GLOBAL ASSET HOLDINGS, INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2001


Note 2 - Summary of Significant Accounting Policies (Continued):

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

            Basic loss per share was computed by dividing the Company's net loss by the weighted average number of common shares outstanding during the period. There is no presentation of diluted loss per share as the effect of common stock options, warrants and convertible debt amount are antidilutive. The weighted average number of common shares used to calculate loss per common share during the year ended December 31, 2001 and 2000 was 7,758,693 shares and 4,257,534 shares, respectively.

            New Accounting Pronouncements:

            In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS No. 142"). This Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of their assets should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The provisions of this Statement are required to be applied starting with fiscal years beginning after December 15, 2001. The adoption of SFAS No. 142 and its application to amounts currently included in the Corporation's balance sheet will not have a material impact on the Corporation's accounting and disclosures.

              GLOBAL ASSET HOLDINGS, INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2001


Note 2 - Summary of Significant Accounting Policies (Continued):

            New Accounting Pronouncements (Continued):

            In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143 "Accounting for Asset Retirement Obligations" ("SFAS No. 143", and in August 2001 issued Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment and Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 144, which supersedes and amends certain existing accounting and reporting pronouncements, addresses financial accounting and reporting for the impairment or disposal of long-lives assets. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002 and SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. The adoption of SFAS 143 and 144 and its application to amounts currently included in the Corporation's balance sheet will not have a material impact on the Corporation's accounting and disclosures.

            Goodwill:

            Goodwill represents the excess acquisition cost over the fair value of the tangible and identified intangible net assets of the Savon and NOL acquisitions. Goodwill is being amortized over an estimated useful life of five years. Subsequent to December 31, 2001, the Company will no longer amortize goodwill for the NOL acquisition, but review for impairment as required in newly issued Statements of Financial Accounting Standards previously discussed.

            During the year 2001, Savon discontinued its telecommunications business and transferred its fixed assets to NOL. Based on the acquisition cost, remaining goodwill after amortization was written off.

            Also, on November 30, 2001, the Company issued 2,500,000 additional common shares to the sellers of NOL as consideration for cancellation of the earnout provision of the original acquisition agreement. The consideration of $5,750,000 became additional goodwill in the NOL acquisition.

              GLOBAL ASSET HOLDINGS, INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2001


Note 2 - Summary of Significant Accounting Policies (Continued):

           Income Taxes:

           The company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes". SFAS No. 109 requires an asset and liability approach for financial reporting for income taxes. Under SFAS No. 109, deferred taxes are provided for temporary differences between the carrying values of assets and liabilities for financial reporting and tax purposes at the enacted rates at which these differences are expected to reverse.

           At December 31, 2001, the Company had a net operating loss carryforward of $14,934,860. The Company's deferred tax asset relating to the net operating loss carryforward was approximately $5,044,000. The tax benefits recognized must be reduced by a valuation allowance in certain circumstances. The benefit of the Company's net operating loss carryforwards have been reduced 100% by a valuation allowance because of the possibility that the Company may not be able to continue as a going concern.

           Discontinued Operations:

           In March 2001, the Company discontinued operations of Savon. As previously stated, the Company was a marketer and reseller of domestic and international telecommunications services. The Company transferred its furniture and fixtures at net book value to NOL who also assumed the obligations thereon. The transaction was not material. However, the parent did incur a substantial write down of goodwill in writing off the Savon investment.

           Summarized operating results of the discontinued operation are as follows:

                                                        December 31,
                                                      2001         2000
                                                      ----         ----
           Sales                                 $  1,051,659   $  13,387
           Gross profit (loss)                        565,824      (5,354)
           (Loss) from discontinued operation      (1,551,535)   (232,887)
           (Loss) from discontinued
               operation including write-off
               of goodwill                        (11,678,492)   (232,887)

              GLOBAL ASSET HOLDINGS, INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 2001


Note 2 - Summary of Significant Accounting Policies (Continued):

            Going Concern:

            Although the Company is no longer a Development Stage Company and has a continuing revenue stream, it has incurred significant operating losses and negative working capital. This raises doubt about its ability to continue as a going concern. While the Company has been able to meet its obligations, the revenue stream has not been sufficient to do so and it has continued to borrow. Also, the discontinuance of the Savon segment of business and the concentration of revenue from NOL which is in a volatile industry subject to constant change as well as substantial growth require substantial capital. The formation of two new subsidiaries may also require additional capital.

Note 3 - Property and Equipment:

            Property and equipment are summarized by major classifications as follows:


                                                            Useful Lives        2001           2000
                                                            ------------        ----           ----
                Machinery and equipment                      5 - 7 years      $125,483       $111,004
                Furniture and fixtures                           7 years        80,295          2,229
                Leasehold improvements                           5 years         2,505          3,473
                                                                              --------       --------
                                                                               208,283        116,706
                Less: accumulated depreciation
                    and amortization                                             6,817         12,379
                                                                              --------       --------
                                                                              $201,466       $104,327
                                                                              ========       ========



           Depreciation expense was $29,955 and $2,901 for the years ended December 31, 2001 and 2000, respectively.

Note 4 - Prepaid Expenses:

            Prepaid expenses are summarized as follows:

                                                          December 31,
                                                       2001           2000
                                                       ----           ----
                Prepaid telemarketing costs          $359,808        $    -
                Prepaid insurance                       1,666         2,563
                                                     --------        ------
                      Total                          $361,474        $2,563
                                                     ========        ======

            Prepaid telemarketing costs represent that portion of telemarketing expense billed by the outside telemarketing services to the Company and relate to services for those customers that have not yet been billed or have a portion of their revenue which is not yet earned.

              GLOBAL ASSET HOLDINGS, INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2001


Note 5 - Deferred Billing Costs:

            Deferred billing costs represent that portion of the Company's fulfillment expenses which are deferred, since they relate to customers who have not yet been billed or have a portion of their revenue which is not yet earned.

Note 6 - Notes Payable:

            During the years ended December 31, 2001 and 2000, the Company received loans of $2,649,000 and $285,000, respectively. In 2001, the Company received $2,474,000 from Brookfield Investments, Ltd. and $175,000 from other non-related parties. In 2000, the Company received $285,000 from Transvoice Investments, Ltd.

            On October 31, 2001, the Company executed a grid promissory note and security agreement with Brookfield Investments, Ltd. Both the note and security agreement were executed by Global (the Company) and its subsidiaries; Savon, National Online and One World. The promissory note covers loans to date as well as future advances up to a total loan of $5,000,000. The note is payable on demand with interest payable at 7% annually. The accounts receivable of the companies that are part of the grid loan agreement, are covered by the security agreement, including current and future accounts receivable up to the unpaid loan balance.

Note 7 - Long-Term Debt:

            Long-term debt consisted of the following at December 31, 2001 and 2000:

                                                          2001          2000
                                                          ----          ----
           Capitalized equipment obligations with
           monthly payments of $3,627 and
           interest at 7% annually                      $60,375       $     -

           Loan payable - non-related party
           non demand with interest at
           7% annually                                   22,212        22,212
                                                         ------        ------
                                                         82,587        22,212
           Less: current portion                         29,861             -
                                                        -------       -------
                                                        $52,726       $22,212
                                                        =======       =======

            Annual maturities of long-term debt are as follows:

            For the year ending December 31,

                                                   2003               $16,176
                                                   2004                14,338

              GLOBAL ASSET HOLDINGS, INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2001



Note 8 - Deferred Revenue:

            Deferred revenue represents the pro-rata portion of billings to customers that as of year-end has not yet been earned. The Company's outside billing services bill customers on a weekly basis for monthly service.

Note 9 - Stockholders' Equity:

            On November 14, 2000, the Company issued 2,000,000 shares of its common stock to acquire the entire interest held by Transvoice Investments, Ltd. in SavOnCalling.com, LLC. Transvoice's original interest of 51% ownership in Savon increased to 80% on the same date pursuant to the acquisition agreement of May 1, 2000 between Transvoice and Teltran International, Inc.; a publicly held Company. The acquisition was recorded under the purchase method of accounting and was valued at $12,000,000 based on the Company's publicly traded stock price at the acquisition date. The acquisition agreement with Transvoice also included an "Earnout Provision", whereby for the period January 1, 2001 to June 30, 2002; if Savon earned more than $1,200,000 in net income after taxes, the Company would transfer additional shares of common stock to Transvoice having a market value of $10 per share for each $1.00 in excess of the earnout base of $1,200,000.

            At the date of acquisition, Savon had negative net worth requiring the Company to record acquisition goodwill in excess of the purchase price of $12,124,844. Additionally, since Teltran retained a minority interest in Savon; that interest being a part of Savon's negative net worth, and Teltran was not expected to contribute additional capital; the minority interest was charged against the Company's retained earnings (deficit). Any further losses allocated to the minority interest are not recorded until the unrecorded losses would have been recovered, as discussed in Note 2. Savon's operations were discontinued, and the remaining goodwill was written off.

            On March 31, 2001, the company issued 2,000,000 shares of its common stock to acquire all of the outstanding shares of National Online Services, Inc. ("NOL"). Transvoice Investments, Ltd. owned 80% and a non-related party owned the remaining 20% of the outstanding shares. The acquisition was recorded under the purchase method of accounting and was valued at $13,000,000 based on the Company's publicly traded stock price at the acquisition date. The acquisition agreement also included an "Earnout Provision", whereby for the period April 1, 2001 to September 30, 2002; if NOL earned more than $1,200,000 in net income after taxes, the Company would transfer additional shares of common stock to the sellers having a market value of $10 per share for each $1.00 in excess of the earnout base of $1,200,000.

              GLOBAL ASSET HOLDINGS, INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2001


Note 9 - Stockholders' Equity (Continued):

            On November 30, 2001, the Company and the sellers of NOL agreed to cancel the earnout provision of the acquisition agreement. In consideration of the cancellation, the Company issued 2,500,000 shares of its common stock to the sellers. Based on the market value on November 30, 2001, the transaction was valued at $5,750,000. Since the original acquisition was accounted for as a purchase, this additional consideration was considered goodwill.

            During the year 2001, the Company issued 3000 shares of its common stock to a non-related party for consulting services. The fair value of the shares issued and the contractual obligation was $13,500.

Note 10- Income Taxes:

            The components of the (provision) benefit for income taxes and deferred tax asset and liability are shown below. However, a 100% valuation allowance has been provided since it is more likely than not these items will either expire before the Company is able to realize their benefit or future deductibility is uncertain.


                                                                December 31,
                                                          2001           2000
                                                          ----           ----
            Deferred tax asset - current - Federal    $ 5,486,095   $   110,312
            Deferred tax liability - current             (442,054)            -
                                                      -----------   -----------
            Net                                         5,044,041       110,312
            Less: Valuation allowance                  (5,044,041)     (110,312)
                                                      -----------   -----------
                                                      $         -   $         -
                                                      ===========   ===========

            Current income tax benefit                $ 5,044,041   $   110,312
            Less: Valuation allowance                  (5,044,041)     (110,312)
                                                      -----------   -----------
            Net benefit                               $         -   $         -
                                                      ===========   ===========

              GLOBAL ASSET HOLDINGS, INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2001


Note 11- Stock Option Plan:

            During the year 2001, the Company adopted an incentive stock option plan for employees of the Company and consultants to the Company as well. The plan expires November 28, 2006.

            For the year ended December 31, 2001, the Company granted 1,000,000 incentive stock options which become exercisable at 33 1/3% each year ending November 28, 2002, 2003 and 2004.

            The Company will apply the provisions of APB Opinion No. 25 and the related interpretations in accounting for stock options granted under these programs. Under APB Opinion No. 25, no compensation expense is recognized if the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of the grant. Accordingly, no compensation cost has been recognized. SFAS No. 123 requires the Company to provide pro forma information regarding net income (loss) and net income
            (loss) per common share as if compensation cost for the Company's stock option programs had been determined in accordance with the fair value method prescribed therein. SFAS No. 123 permits the computation of fair value based on the expected number of options which will vest and thus become exercisable. Since no options were exercisable, pro forma net loss is not shown.

            A summary of the Company's stock option plan as of December 31, 2001 is presented below:



                                                                                       2001
                                                                          -------------------------------------
                                                                                             Weighted Average
                                                                              Shares          Exercise Price
                                                                          ---------------    ------------------
                Outstanding at the beginning of the year                          -
                    Granted at fair value                                      1,000,000          $2.50
                    Forfeited                                                     -
                    Exercised                                                     -
                                                                          ---------------       ------

           Outstanding at the end of the year                                  1,000,000          $2.50

           Options exercisable at year end                                        -
                                                                          --------------        ------

           Weighted-average fair value of options
                Granted during the year                                           $1.38


              GLOBAL ASSET HOLDINGS, INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2001





Note 11- Stock Option Plan (Continued):

            The fair value of each options grant is estimated on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions: risk-free interest rate of 3.12%, volatility of 67%, expected option life of 5 years and expected dividend yield of 0%.

Note 12- Commitments and Contingencies:

            The Company's subsidiary (Savon) and Teltran (the minority interest owner of Savon) have been named as defendants in a lawsuit instituted by Savon's wholesale telecommunications carrier. The lawsuit alleges breach of contract and other related theories and damages. The Company and counsel to the Company as well, believe there are valid counterclaims to this action. Additionally, the plaintiff recently filed for Chapter 11 bankruptcy protection which subjected the Company's counterclaim to an automatic stay. Any judgment recovery due the Company would be treated as an unsecured claim in the plaintiff's bankruptcy proceeding. While the lawsuit is in its initial stages and the ultimate outcome cannot be ascertained at this time, management believes the lawsuit should not have a material adverse effect on the Company's financial position, results of operations or cash flows.

           The Company has a consulting agreement with a non-related entity at $25,000 per month. The agreement which expired June 2001 provided for financial and telecommunications consulting, but could be extended thirty months. Payments continued subsequent to June 2001. On October 31, 2001, the Company agreed to enter into a payment agreement with Transvoice Investments, Inc. (not related to Transvoice Investments, Ltd.) at $150,000 per month. The Company had previously agreed to pay through its subsidiary; National Online; a fee of $4 per month for each continuing NOL customer. The parties agreed to the modification in the belief that the monthly fee would become excessive and cause a negative cash flow effect on the Company based on the actual and anticipated signing of customers by NOL. The modification, however, does include an additional monthly fee of $1 per customer when the Company has in excess of 100,000 continuing customers.

              GLOBAL ASSET HOLDINGS, INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2001


Note 12- Commitments and Contingencies Continued:

            The Company and its subsidiaries lease approximately 3600 square feet of office space until September 30, 2005. During the year ended December 31, 2001, the Company modified the existing lease for additional space which increased the square footage to 3,600. Rent expense for the years ended December 31, 2001 and 2000 was $61,790 and $3,053, Respectively.

            Annual rental commitments for the years ended December 31, are as follows:

                                2002                        $68,730
                                2003                         71,285
                                2004                         73,807
                                2005                         56,774

Note 13- Subsequent Events (Unaudited) Not Covered by Independent Auditor's
Report:

            In January 2002, the Company again modified their existing lease adding an additional 4,000 square feet, thus renting approximately 7,600 square feet. Revised annual rental commitments for the years ended December 31, are as follows:

                                2002                       $138,924
                                2003                        150,677
                                2004                        156,308
                                2005                        120,527