Form 10QSB
period 2002-03-31
GLOBAL ASSET HOLDINGS INC
filed 2002-05-20
CIK 1099730

                                  United States
                       Securities and Exchange Commission
                              Washington, DC 20549

                                  Form 10 - QSB

__x_ Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Quarterly period ended March 31, 2002

____ Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from ____ to ____

                        Commission File Number 001-15499

                       Global Asset Holdings Incorporated
                       ----------------------------------
        (Exact name of small business issuer as specified in its Charter)

                   Delaware                               65-0722193
                   --------                               -----------
(State or other jurisdiction of                (IRS Employer Identification No.)
 Incorporation or organization)

                 11900 Biscayne Blvd. Suite 262 Miami, FL 33181
                 ----------------------------------------------
                    (Address or principal executive officers)

                                  305-503-8600
                                  ------------
                                   (Telephone)

Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes ___                           No _x_

As of May 1, 2001 Registrant had outstanding 10,503,000 shares of Common Stock, $ .001 per value.

                       GLOBAL ASSET HOLDINGS, INCORPORATED

                                Table of Contents



PART I: FINANCIAL INFORMATION

     ITEM 1. Financial Statements

          Consolidated Balance Sheet as of March 31, 2002 & December 31, 2001

          Consolidated Statements of Operations for the three months ended March 31, 2002 and 2001

          Statements of Cash Flow for the three months ended
          March 31, 2002 and 2001

          Notes to Financial Statements

     ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

SIGNATURES

PART II: OTHER INFORMATION

 PART I: FINANCIAL INFORMATION

     ITEM 1. Financial Statements

                       Global Asset Holdings, Incorporated
                           Consolidated Balance Sheets
                      March 31, 2002 and December 31, 2001

                                    Unaudited

Assets
                                                                              March 31, 2002      December 31, 2001
Current Assets:
   Cash and cash equivalents                                                          16,391            73,383
   Accounts Receivable                                                               946,593           731,511
   Prepaid Expenses                                                                  471,404           361,474
   Deferred Billing Costs                                                            131,223            59,206
                                                                                 -----------       -----------
        Total Current Assets                                                       1,565,611         1,226,074
                                                                                 ===========       ===========

Property and Equipment, net of accumulated
   depreciation of $20,541 and $6,817 respectively                                   370,282           201,466
                                                                                 ===========       ===========
Other Assets
   Goodwill (net of amortization)                                                 16,801,359        16,801,359
   Security Deposits                                                                  21,051            33,996
                                                                                 -----------       -----------
       Total Other Assets                                                         16,822,410        16,835,355
                                                                                 ===========       ===========
Total Assets                                                                      18,758,303        18,262,895
                                                                                 ===========       ===========

Liabilities and Stockholders' Equity

Current Liabilities
   Notes Payable                                                                   2,649,000         2,649,000
   Accounts Payable                                                                1,605,207         1,176,943
   Accrued Expenses and Taxes                                                        285,576           127,325
   Deferred Revenue                                                                  786,810           355,001
   Capitalized Lease obligation- Current portion                                      94,004            29,861
                                                                                 -----------       -----------
        Total Current Liabilities                                                  5,420,597         4,338,130
                                                                                 ===========       ===========

Long Term Liabilities
   Capitalized Lease obligation -non-current portion                                 113,932            30,514
   Loan Payable                                                                       22,212            22,212
                                                                                 -----------       -----------
        Total Long Term Liabilities                                                  136,144            52,726
                                                                                 ===========       ===========

Total Liabilities                                                                  5,556,741         4,390,856
                                                                                 ===========       ===========

Stockholders' Equity
   Preferred stock, $.001 par value per share
     10,000,000 shares authorized and -0- issued and outstanding
   Common stock, $.001 par value per share 50,000,000 shares authorized and
     10,503,000 and 10,503,000 shares issued and outstanding
     in 2002 and 2001, respectively                                                   10,503            10,503
   Additional paid in capital in excess of par value                              30,757,997        30,757,997

   Deficit                                                                       (17,566,938)      (16,896,461)
                                                                                 ===========       ===========
        Total Stockholders' Equity                                                13,201,562        13,872,039
                                                                                 ===========       ===========

Total Liabilities and Stockholders' Equity                                        18,758,303        18,262,895
                                                                                 ===========       ===========


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       Global Asset Holdings, Incorporated
                      Consolidated Statements of Operations
                                    Unaudited

                                                 For the Three Months ended March 31,

                                                         2002            2001
                                                         ----            ----
Revenue                                               1,901,451          967,447

Cost of Sales                                         1,469,575          401,623
                                                     ----------         --------
Gross Profit                                            431,876          565,824

Expenses:
   Selling, general and administrative                1,363,820          384,941
                                                     ----------         --------
(Loss)Profit  before depreciation, amortization
   and interest expense                                (931,944)         180,883
                                                     ----------         --------
   Interest                                              71,560            2,668

   Depreciation                                          13,724            5,803

   Amortization of purchased intangibles                      0          606,242
                                                     ----------         --------

Total  depreciation, amortization and interest
Expense                                                  85,284          614,713

Loss from continuing operations                      (1,017,228)        (433,830)

Loss from discontinued operations
                                                        (16,406)          (00.00)
                                                     ----------         --------
Net (Loss)                                           (1,033,634)        (433,830)


Net loss per share (Basic and Diluted)
based upon 10,503,000 and 6,022,222 weighted
average shares outstanding shares for March 31,
2002 and 2001, respectively                               (0.10)           (0.07)
                                                     ----------         --------


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       Global Asset Holdings, Incorporated
                      Consolidated Statements of Cash Flows
                                    Unaudited

                                                        For the Three Months ended March 31,

                                                               2002              2001
                                                               ----              ----
Cash Flows from operating activities:
   Net (Loss)                                                1,017,228         (433,830)
Adjustments to reconcile Net Loss to Cash
   (Used in) Operating Activities:
     Depreciation and Amortization                              13,724
                                                                                612,046
   Changes in Assets and Liabilities
     (Increase) in accounts receivable                        (213,082)
                                                                                 15,296
     (Increase) in Employee Advances                            (2,000)
                                                                                   (600)
     (Increase) in prepaid expenses                           (111,597)
                                                                               (186,743)
     (Increase) in Deferred Costs                              (72,017)

     Increase in accounts payable and accrued expenses         935,052           86,288

     Increase in Unearned Revenue                              431,809
                                                             ---------         --------
          Net cash provided by (used in) operating
activities                                                     (35,339)          92,457
                                                             =========         ========

Cash Flows from Investing Activities:
     Acquisition of fixed assets                              (182,536)            --
     Security Deposits                                          12,946             --
     Increase in Lease obligations                             147,558
          Net cash (used in) investing activities              (22,032)            --

Cash Flows from Financing Activities:
     Increase in loans payable                                    --             99,000
     Acquisition of Goodwill (net of non-cash)
         stock issuance                                           --
                                                                                 (1,598)
           Net cash provided by financing activities              0.00           97,402
                                                             =========         ========
Increase in cash                                               (57,371)         189,589

Cash, beginning of period                                       73,762           46,647
                                                             =========         --------

Cash. End of period                                             16,391          236,506
                                                             =========         --------
Supplemental Disclosures

     Income tax                                                   --               --

     Interest paid                                                --               --

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       GLOBAL ASSET HOLDINGS, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002

Note 1- Basis of Presentation:

         The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

         The results of operations for the three month period ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year.

Note 2 - Principle of Consolidation:

         The consolidated financial statements include the accounts of Global Asset Holdings, Incorporated and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

Note 3 - Change in Accounting Method:

         In June 2001, the Financial Accounting Standards Board issued SFAS 142 ("Goodwill and Other Intangible Assets"). This Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of their assets should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The provisions of this Statement are required to be applied starting with fiscal years beginning after December 15, 2001. A provision of this Statement requires that goodwill no longer be amortized but be tested for impairment on an annual basis and between annual tests of certain events occur. Effective January 1, 2002, the Company will review for impairment during the year.



Item 2- Management's Discussion and Analysis or Plan of Operation:


Introduction

         The following discussion and analysis should be read in conjunction with the financial statements and related notes contained elsewhere in this statement.

         The company was organized for the purpose of acquiring other entities or businesses. Prior to November, 2000, it had attempted to acquire several businesses; however, none of those acquisitions were completed.


         The Company experienced a significant change in operations due to the acquisition of SavOnCalling.com, Inc. ("SavOn") but has since discontinued operations of this company. The acquisition of National Online Services, Inc. ("National Online") was completed on March 31, 2001, and on June 1, 2001 a new company, One World Public Communications Corp. ("One World") was incorporated. Its purpose is to provide international and domestic long distance services to payphone companies. We expect to begin operations by the third quarter of 2002 of two new subsidiaries for the expansion of our core business.

         Comparison of the first Quarter 2002 to the first Quarter 2001

Revenue for the first quarter of 2001 was derived only from the operations of SavOn while revenue from the first quarter of 2002 was derived from National Online and One World Communications. Therefore, a quarterly comparison of financial information for 2002 and 2001 may not be useful to an understanding of the company's current financial condition.

Item                        1st Quarter 2002   1st Quarter 2001   Change Amount    Change Percent
----                        ----------------   ----------------   -------------    --------------
Revenues                       $ 1,901,451       $   967,447       $   934,004          96.5
Cost of sales                  $ 1.469,575       $   401,623       $ 1,067,952         265.9
Selling, General and
Administrative Expenses        $ 1,363,820       $   384,941       $   978,879         254.3
Net Income (Loss)              ($1,033,634)      ($  433,830)      ($  599,804)       (138.3)
Cash, Accounts Receivable
And Prepaid Expenses           $ 1,434,388       $   426,412       $ 1,007,976         236.4
Property and Equipment
(Net of depreciation)          $   370,282       $    98,522       $   271,760         275.8

The revenue derived from National Online and One World for the first Quarter 2002 was $1,901,451 as compared to the revenue derived from Savon of $967,447 for the first quarter of 2001 resulting in an increase of $934,004. SavOn had no operations in the first quarter of 2002 and National Online and One World commenced operations subsequent to the first quarter of 2001.

The cost of sales for the first quarter 2002 was $1,469,575 as compared to the first quarter 2001 of $401,603 an increase of $1,067,952. An analysis of this increase is meaningless because National Online and One World were not in operation in the first quarter of 2001 while Savon had no operations in the first quarter 2002.

Our gross profit decreased in the first quarter 2002 from 2001 in the amount of $133,948. Again a comparison between the two periods is not useful because of the different operations in those periods.

The selling, general and administrative expense increased to $1,363,820 for the first quarter 2002 from $384,941 for the first quarter 2001. The increase was due to the considerably greater expense of staffing and overhead of National Online operations as compared to those type of expenses incurred for SavOn in the comparable period last year.

Interest expense increased $68,892 in the first quarter of 2002 over the same period in 2001 as a result of increased borrowings in late 2001.

Depreciation increased in the amount of $7,921 for the first quarter 2002 due to additional acquisitions of furniture and equipment.

There was no amortization of goodwill expense taken in 2002 as compared to expense of $606,242 taken in the comparable period of 2001. New accounting reporting rules (SFAS 142) have now generally eliminated current expensing of goodwill amortization..

The $16,406 loss from discontinued operations resulted from legal fees incurred by SavOn.

Liquidity



The Company had a working capital deficit of approximately $3.9 million as of March 31, 2001. The deficit, in part, results from the operation of National Online prior to that date. Collections from the customers are made through local telephone companies who bill through independent agents. There was a lag of as much as ninety (90) days between the time services to our customers are invoiced and when the Company receives such revenue. In addition, prior to the first invoice the Company provides one month of free services. While a lag exists in receipt of funds and the date services commence, there is no corresponding lag in the Company's payables, including telemarketing fees, communications costs and other costs of obtaining and maintaining these customers. Telemarketing fees were due shortly after a customer was signed. The size of the initial customer base was not sufficient to generate enough revenues to overcome the lag so that National Online had negative cashflow during this period. National Online will not have consistent positive cashflow until it develops a base of customers significant enough to exceed its payments during the lag period. National Online has taken additional steps to solve its cashflow including (i) receipt of most receivables with sixty (60) days; (ii) receipt of advances prior to payment of receivables from the billing company of approximately fifty (50%) percent of the amount of the receivable and (iii) changes of terms with telemarketers to provide later payment. We anticipate National Online will have positive cash flow by the end of the third quarter, 2002.

Moreover, in the first quarter of 2002, the Company formed two new subsidiaries. Since both entities are in the early stages of development and have not commenced operations as yet, there will be start-up and expenses without any corresponding revenue.

During 2001, the Company received advances from Brookfield Investments, Ltd. ("Brookfield"). Since December 2001, the Company has not received any substantial additional amounts from this lender and as a result, it has deferred payment on some of its short-term obligations. The Company believes it will be able to meet these obligations with cashflow from operations in the near future, however, there is no assurance it will be able to do so. If the Company is not able to meet these obligations through cashflow from operations, it will be required to seek additional financing. There is no assurance the Company will be able to obtain such financing. Without such financing, the Company may not be able to meet its obligations in the future. As of October 31, 2001 the Company entered into a Security Agreement and issued a grid promissory note to Brookfield to cover the prior advances made of Brookfield and any future advances. Pursuant to the agreement, Brookfield may loan the Company amounts in the future but is not obligated to, nor has it done so. The note is repayable by the Company on demand and the principal amount (exclusive of prior interest) accrues interest at a rate of 7% per year. The Security agreement grants Brookfield a security interest in the accounts receivable of the Company and its subsidiaries, National Online, SavOn, and One World.


Disclosure Regarding Forward Looking Statements

         Certain statements contained herein may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements are subject to various known and unknown risks and uncertainties and Global cautions you that any forward-looking information provided by or on behalf of Global is not a guarantee of future performance. Our actual results could differ from those anticipated by such forward-looking statements due to a number of factors, some of which are beyond Global's control, including (i) the volatile and competitive nature of the telecommunications industry, (ii) change in domestic and foreign economic and market conditions, (iii) the effect of federal, state and foreign regulation on Global's business in general and in the telecommunications and internet industries. (iv) changes in technology, (v) changed telecommunication rates,
(vi) delays or failure of third parties in providing service to the Company's Subsidiaries, (vii) the impact of recent and future acquisitions on Global's business and financial condition. Global does not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which any statement is made or to reflect the occurrence of unanticipated events and (viii) the success or failure of the Company's Subsidiaries.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 20, 2002                       Global Asset Holdings, Incorporated
                                          (Registrant)

                                           By:_____________________________
                                           Irving Greenman, President