Form 10QSB
period 2002-06-30
GLOBAL ASSET HOLDINGS INC
filed 2002-08-14
CIK 1099730

                                  United States
                       Securities and Exchange Commission
                              Washington, DC 20549

                                  Form 10-QSB

[x] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Quarterly period ended June 30, 2002

[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from ____ to ____

                        Commission File Number 011-15499

                           Global Asset Holdings Inc.

        (Exact name of small business issuer as specified in its Charter)

            Delaware                                       65-0722193
(State or other jurisdiction of                (IRS Employer Identification No.)
 Incorporation or organization)

                 11900 Biscayne Blvd. Suite 262 Miami, FL 33181
                     (Address of principal executive office)

                                  305-503-8600
                                   (Telephone)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 Yes [ ]                              No [x]

As of August 1, 2002 Registrant had outstanding 10,503,000 shares of Common Stock, $ .001 per value.

                           GLOBAL ASSET HOLDINGS, INC.
                                Table of Contents

PART I: FINANCIAL INFORMATION

     ITEM 1. Financial Statements

          Consolidated Balance Sheet as of June 30, 2002 & December 31, 2001

          Consolidated Statements of Operations for the three months and six months ending June 30,2002 and 2001.

          Consolidated Statements of Cash Flow for the six months ended June 30, 2002 and 2001.

          Notes to Financial Statements

     ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

SIGNATURES

PART II: OTHER INFORMATION

                           Global Asset Holdings, Inc.
                           Consolidated Balance Sheets
                       June 30, 2002 and December 31, 2001

                                    Unaudited

Assets
                                                                             June 30, 2002  December 31, 2001
Current Assets:
   Cash and cash equivalents                                                      138,822         73,383
   Accounts Receivable (net of reserves)                                          700,210        731,511
   Prepaid Expenses                                                             1,243,244        361,474
   Deferred Billing Costs                                                         156,925         59,206
                                                                              -----------    -----------
        Total Current Assets                                                    2,239,201      1,226,074
                                                                              -----------    -----------

Property and Equipment, net of accumulated
   depreciation of $44,810 and $6,817 respectively                                367,571        201,466
                                                                              -----------    -----------

Other Assets
   Goodwill (net of amortization)                                              16,801,359     16,801,359
   Security Deposits                                                               24,813         33,996
        Other Assets                                                           16,826,172     16,835,355
                                                                              -----------    -----------

Total Assets                                                                   19,432,944     18,262,895
                                                                              -----------    -----------


Liabilities and Stockholders' Equity

Current Liabilities
   Notes Payable                                                                2,663,712      2,649,000
   Accounts Payable                                                             2,796,009      1,176,943
   Accrued Expenses and Taxes                                                     727,576        127,325
   Deferred Revenue                                                             1,471,994        355,001
   Capitalized Lease Obligation - Current portion                                  94,169         29,861
                                                                              -----------    -----------
        Total Current Liabilities                                               7,753,460      4,338,130
                                                                              -----------    -----------

Long Term Liabilities
   Loan Payable                                                                      --           22,212
   Capitalized Lease Obligation - non-current portion                             100,368         30,514
                                                                              -----------    -----------
        Total Long Term Liabilities                                               100,368         52,726
                                                                              -----------    -----------

Total Liabilities                                                               7,853,828      4,338,130
                                                                              -----------    -----------

Stockholders' Equity
   Preferred stock, $.001 par value per share
     10,000,000 shares authorized and -0- issued
     and outstanding
   Common stock, $.001 par value per share 50,000,000 shares authorized and
     10,503,000 and 10,503,000 shares issued and outstanding
     in 2002 and 2001, respectively                                                10,503         10,503
   Additional paid in capital in excess of par value                           30,757,997     30,757,997
   Accumulated Deficit                                                        (19,189,384)   (16,896,461)
                                                                              -----------    -----------
        Total Stockholders' Equity                                             11,579,116     13,872,039
                                                                              -----------    -----------

Total Liabilities and Stockholders' Equity                                     19,432,944     18,262,895
                                                                              -----------    -----------


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Global Asset Holdings, Inc.
Consolidated Statements of Operations
Unaudited

                                         For the three months Ended    For the six Months Ended
                                                 June 30th                    June 30th
                                             2002          2001          2002          2001

Revenue                                     2,910,420         1,188     4,811,871       968,635

Cost of Sales                               2,561,785       278,900     4,031,361       680,524

Gross Profit                                  348,635      (277,712)      780,510       288,111

Expenses:
   Selling, general and administrative      1,868,929       608,260     3,232,749       992,127

Loss before depreciation, amortization
   and interest expense                    (1,520,294)     (885,972)   (2,452,239)     (704,016)

   Interest                                    77,883        10,792       149,443        14,533

   Depreciation                                24,269         5,715        37,992        11,519

   Amortization of purchased intangibles            0     1,256,322             0     1,862,564

Total of depreciation, amortization
   and interest expense                       102,152     1,272,829       187,435     1,888,616

Loss from Continuing Operations            (1,622,446)   (2,158,801)   (2,639,674)   (2,592,632)

Loss from Discontinued Operations             (26,035)            0       (42,441)            0

Net (Loss)                                 (1,648,481)   (2,158,801)   (2,682,115)   (2,592,632)

Net loss per share (Basic and Diluted)
Based upon 10,503,000 and 6,978,022
weighted Average shares outstanding
shares for June 30, 2002 and 2001,
respectively                                   (0.157)       (0.269)       (0,255)       (0.372)


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Global Asset Holdings, Inc.
Consolidated Statements of Cash Flow
Unaudited

                                                         For the six months Ended
                                                                 June 30,
                                                            2002          2001
Cash Flow from operating activities:
   Net (Loss)                                            (2,639,674)   (2,592,632)
Adjustments to reconcile Net Loss to Cash
   (Used in) Operating Activities:
     Depreciation and Amortization                           37,993     1,874,083
   Changes in Assets and Liabilities
     Decrease in accounts receivable                         30,069         9,359
     (Increase) in Employee Advances                         (1,250)         (200)
     (Increase) in prepaid expenses                        (883,436)      (22,889)
     (Increase) in Deferred Costs                           (97,719)

     Increase in accounts payable and accrued expenses    2,598,035       109,393
     (Decrease) in Loans & Exchanges                       (179,320)
     Increase in Unearned Income                          1,116,993         4,750
          Net cash used in operating activities             (18,309)     (618,136)

Cash Flow from Investing Activities:
     Acquisition of fixed assets                           (204,095)      (12,105)
     Increase in Security Deposits                            9,184        (2,460)
          Net cash (used in) investing activities          (194,912)      (14,565)

Cash Flow from Financing Activities:
     Increase in loans payable                              278,660       853,180

         Stock issuance                                                    (1,598)
           Net cash provided by financing activities        278,660       851,582


Increase in cash                                             65,439       218,881

Cash, beginning of period                                    73,383        46,647

Cash. End of period                                         138,822       265,528


Supplemental Disclosures
     Income tax                                                --            --

     Interest paid                                             --            --


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           GLOBAL ASSET HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2002

Note 1- Basis of Presentation:
         The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

         The results of operations for the six month period ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year.

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

Plan of Operation

         The Company was organized for the purpose of acquiring other entities or businesses. Prior to November, 2000, it had attempted to acquire several businesses; however, none of those acquisitions were completed. The Company experienced a significant change in operations due to the acquisition of SavonCalling.Com (Savon) in November, 2000 but has since abandoned this company. The acquisition of National Online Services Inc. (National Online) was completed on March 31, 2001, and on June 1, 2001 a new company, One World Public Communications Corp. (One World) was incorporated. Its purpose is to provide international and domestic long distance services to Payphone companies.

         We have formed additional subsidiaries to introduce new products and services. We intend to introduce these new services in the third and fourth quarters of 2002.

         Revenue for the first six months of 2001 was derived materially from the operations of Savon while Revenue for the first six months of 2002 was materially derived from National Online. Therefore, a quarterly comparison of financial information for 2002 and 2001 may not be useful to an understanding of the Company's current financial condition.

         The Company anticipates introducing new services in the third and fourth Quarters of 2002 which involve significant startup costs. The precise effect on the Company's consolidated operations and financial position cannot be predicted at this time.

               Comparison of the 2nd Quarter and year to date 2002
                    to the 2nd Quarter and year to date 2001

                                        Second Quarter Comparison between 2002 and 2001

Item                             2nd Quarter 2002         2nd Quarter 2001             Change Amount
----                             ----------------         ----------------             -------------
Revenues                            $ 2,910,420               $     1,188               $ 2,909,232
Cost of sales                       $ 2,561,785               $   278,900               $ 2,282,885
Selling, General and
Administrative Expenses             $ 1,868,929               $   608,260               $ 1,260,669
Depreciation, Amortization
and Interest Expense                $   102,152               $ 1,272,829               $(1,170,677)
Net Income (Loss)                   $(1,648,481)              $(2,158,801)              $   510,320

                                            Year to Date Comparison between 2002 and 2001

Item                              Six Months 2002           Six Months 2001             Change Amount
----                              ---------------           ---------------             -------------
Revenues                             $ 4,811,871               $   968,635               $ 3,843,235
Cost of sales                        $ 4,031,361               $   680,524               $ 3,350,837
Selling, General and
Administrative Expenses              $ 3,232,749               $   992,127               $ 2,240,622
Depreciation, Amortization
And Interest Expense                 $   187,435               $ 1,862,564               $(1,675,129)
Net Income (Loss)                    $(2,682,115)              $(2,592,632)              $   (89,483)
Cash, Accounts Receivable
And Prepaid Expenses, etc            $ 2,184,979               $   297,117               $ 1,887.862
Property and Equipment
(Net of depreciation)                $   367,571               $   104,912               $   262,659

The revenue derived from the Company's operating subsidiaries, primarily National Online for the second Quarter of 2002 was $2,910,420 as compared to the revenue derived for the second quarter of 2001 in the amount of $1,188. This resulted in an increase of $ 2,909,232. The revenue for the six months in 2002 was $4,811,871 as compared to $968,635 in 2001 reflecting an increase of $3,843,235. Savon had no operations in the year 2002 and National Online commenced operations late in the second quarter of 2001.

The cost of sales for the second quarter 2002 was $ 2,561,785 as compared to the first quarter 2001 of $ 278,900 an increase of $ 2,282,885. The cost of sales for the six months in 2002 was $4,031,361 as compared to $680,524 in 2001 (relating to Savon) reflecting an increase of $3,350,837. An analysis of this increase is meaningless because National Online started operations in the late second quarter of 2001 while Savon had no operations after the first quarter of 2001.

Our gross profit increased in the second quarter 2002 from 2001 in the amount of $626,347. The gross profit for the six month period of 2002 shows an increase of $492,399 over the same period in 2001. Again a comparison between the two periods is not useful because of the different operations in those periods.

The selling, general and administrative expense increased to $ 1,868,929 for the second quarter 2002 from $ 608,260 for the second quarter 2001. The six month period showed an increase of $2,240,622 from 2001 of $992,127 to $3,232,749 in 2002. The increase was due to the considerably greater expense of staffing and overhead of National Online operations as compared to those type of expenses incurred for Savon, which was limited to the first quarter of 2001.

Interest expense increased $ 67,091 in the second quarter of 2002 over the same period in 2001 and an increase of $134,910 for the same six month period as a result of increased borrowings in late 2001.

Depreciation increased in the amount of $18,554 for the second quarter 2002 over 2001, and increased $26,473 for the same six month period due to additional acquisitions of furniture and equipment.

There was no amortization of goodwill expense taken in the second quarter or for the six month period in 2002 as compared to the expense of $1,256,322 and $1,862,564 taken in the comparable period of 2001. New accounting reporting rules (SFAS 142) have now generally eliminated current expensing of goodwill amortization.

The $26,035 and $42,441 losses for the second quarter and six month period from discontinued operations resulted from legal fees incurred by Savon. Our second quarter 2002 loss of $1,648,481 decreased by $510,320 from the same period in 2001 while the six month loss increased by $89,483 in 2002 to $2,682,115.

The company cannot predict the effect that the proposed commencement of new business in the third and fourth quarter of 2002 will have on revenue and income.

Liquidity

The Company had a working capital deficit of approximately $5.5 million as of June 30, 2002. The deficit, in part, results from the operation of National Online prior to that date. Collections from the customers are made through local telephone companies who bill through independent agents. There was a lag of as much as ninety (90) days between the time services to our customers are invoiced and when the Company receives such revenue. In addition, prior to the first invoice the company provides one month of free service. While a lag exists in receipt of funds and the date services commence, there is no corresponding lag in the company's payables, including telemarketing fees, communications costs and other costs of obtaining and maintaining these customers. Telemarketing fees were due shortly after a customer was signed. Currently most of our telemarketing fees are billed monthly and are due 30 days from date of billing. The size of the initial customer base was not sufficient to generate enough revenues to overcome the lag so that National online had negative cash flow during this period. National Online and the Company will not have consistent positive cash flow until it develops a base of customers significant enough to exceed its payments during the lag period. National Online has taken additional steps to solve its cash flow including (i) receipt of most receivables within sixty (60) days; (ii) receipt of advances prior to payment of receivables from billing company of approximately fifty (50%) percent of the amount of the receivable and (iii) changes of terms with telemarketers to provide later payment. We anticipate National Online will have positive cash flow by the end of 2002. The Company may utilize this cash flow for new ventures it contemplates initiating in the fourth quarter of 2002.

The Company through new subsidiaries will introduce new services in the third and fourth quarters of 2002. Naturally, there will be start-up expenses without any material corresponding revenue.

During 2001, the Company received advances from Brookfield Investments , Ltd. ("Brookfield"). Since December 2001 the Company has not received any substantial additional amounts from this lender and as a result, it has deferred payment on some of its short term obligations. The Company believes it will be able to meet these obligations with cash flow from operations in the near future, however there is no assurance it will be able to do so. If the Company is not able to meet these obligations through cash flow from operations, it will be required to seek additional financing. There is no assurance the Company will be able to obtain such financing. Without such financing, the Company may not be able to meet its obligations in the future. As of October 31, 2001 the Company entered into a Security Agreement and issued a grid promissory note to Brookfield to cover the prior advances made to Brookfield and any future advances. Pursuant to the agreement, Brookfield may loan the Company amounts in the future but it is not obligated to, nor has it done so. The note is repayable by the company on demand and the principal amount (exclusive of prior interest) accrues interest at a rate of 7% per year. The Security Agreement grants Brookfield a security interest in the accounts receivable of the Company and its subsidiaries.

Disclosure Regarding Forward-Looking Statements

         Certain statements contained herein may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements are subject to various known and unknown risks and uncertainties and the Company cautions you that any forward-looking information provided by or on behalf of the Company is not a guarantee of future performance. Our actual results could differ from those anticipated by such forward-looking statements due to a number of factors, some of which are beyond the Company's control, including (i) the volatile and competitive nature of the telecommunications industry, (ii) change in domestic and foreign economic and market conditions, (iii) the effect of federal, state and foreign regulation on the Company's business in general and in the telecommunications and internet industries. (iv) Changes in technology, (v) reduced telecommunication rates, (vi) delays of third parties in commencing service and (vii) the impact of new services of the Company's business and financial condition. The Company does not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which any statement is made or to reflect the occurrence of unanticipated events.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 2002                       Global Asset Holdings, Incorporated
                                             (Registrant)


                                             By: /s/ Irving Greenman
                                                --------------------------------
                                             Irving Greenman
                                             President

                           ACCOMPANYING CERTIFICATION

                                  Certification
                        Global Asset Holdings, Inc. 10QSB
                           Period Ending June 30, 2002

         I, Irving Greenman, the Chief Executive Officer of Global Asset Holdings, Inc. certify that (i) the Quarterly Report on Form 10QSB for the period ending June 30, 2002 fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in the report fairly presents, in all material respects, the financial condition and results of operations of Global Asset Holdings, Inc.

 /s/ Irving Greenman
------------------------------------------
Irving Greenman, Chief Executive Officer &
Chief Financial Officer