Form 10QSB
period 2002-09-30
GLOBAL ASSET HOLDINGS INC
filed 2002-11-14
CIK 1099730

                                  United States
                       Securities and Exchange Commission
                              Washington, DC 20549

                                  Form 10 - QSB

  x      Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities
----     Exchange Act of 1934 for the Quarterly period ended September 30, 2002.

         Transition Report Pursuant to Section 13 or 15 (d) of the Securities
----     Exchange Act of 1934 for the transition period from ____ to ____

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

                  Yes                                No  x
                      --                                ---

As of November 14, 2002 Registrant had outstanding 10,503,000 shares of Common Stock, $.001 par value.

                           GLOBAL ASSET HOLDINGS, INC.
                                Table of Contents


PART I: FINANCIAL INFORMATION
     ITEM 1. Financial Statements

          Consolidated Balance Sheet as of September 30, 2002 &
          December 31, 2001                                                          F-1

          Consolidated Statements of Operations for the three months and nine
          months ending September 30, 2002 and 2001                                  F-2

          Consolidated Statements of Cash Flow for the nine months ended
          September 30, 2002 and 2001                                                F-3

          Notes to Financial Statements

     ITEM 1. Legal Proceeding

     ITEM 2. Management's Discussion and Analysis of Financial Condition and
             Results of Operations

     ITEM 3. Controls and Procedures

PART II: OTHER INFORMATION

SIGNATURES

                           Global Asset Holdings, Inc.
                           Consolidated Balance Sheets
                    September 30, 2002 and December 31, 2001

                                    Unaudited

Assets
                                                            September 30, 2002            December 31, 2001
Current Assets:
   Cash and cash equivalents                                           165,255                      73,383
   Accounts Receivable (net of reserves)                             2,324,083                     731,511
   Prepaid Expenses                                                  2,127,826                     361.474
   Deferred Billing Costs                                              301,634                      59,206
                                                                  ------------                 ------------
        Total Current Assets                                         4,918,798                   1,226,074
                                                                  ------------                 ------------

Property and Equipment, net of accumulated
   depreciation of $72,878 and $6,817 respectively                     400,702                     201,466
                                                                  ------------                 ------------

Other Assets
   Goodwill (net of amortization)                                   16,801,359                  16,801,359
   Security Deposits                                                    25,158                      33,996
                                                                  ------------                 ------------
        Total Other Assets                                          16,826,517                  16,835,355
                                                                  ------------                 ------------

Total Assets                                                        22,146,017                  18,262,895
                                                                  ------------                 ------------


Liabilities and Stockholders' Equity

Current Liabilities
   Notes Payable                                                     2,900,678                   2,649,000
   Accounts Payable                                                  3,744,679                   1,176,943
   Accounts Payable subject to compromise                              385,401                        --
   Accrued Expenses and Taxes                                          968,125                     127,325
   Deferred Revenue                                                  2,898,490                     355,001
   Capitalized Lease Obligations - Current portion                      95,506                      29,861
                                                                  ------------                 ------------
        Total Current Liabilities                                   10,992,879                   4,338,130
                                                                  ------------                 ------------

Long Term Liabilities
   Loan Payable                                                           --                        22,212
   Capitalized Lease Obligations - non-current portion                 106,705                      30,514
                                                                  ------------                 ------------

        Total Long Term Liabilities                                    106,705                      52,726
                                                                  ------------                 ------------

Total Liabilities                                                   11,099,584                   4,338,130
                                                                  ------------                 ------------

Stockholders' Equity
   Preferred stock, $.001 par value per share
     10,000,000 shares authorized and -0- issued
     and outstanding                                                      --                          --
   Common stock, $.001 par value per share
     50,000,000 shares authorized and
     10,503,000 shares issued in 2002 and
     2001, respectively                                                 10,503                       10,503
   Additional paid in capital in excess of par value                30,757,997                   30,757,997
   Accumulated Deficit                                             (19,722,067)                 (16,896,461)
                                                                  ------------                 ------------
        Total Stockholders' Equity                                  11,046,433                   13,872,039
                                                                  ------------                 ------------

Total Liabilities and Stockholders' Equity                          22,146,017                   18,262,895
                                                                  ------------                 ------------

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Part 1 - Financial Information

     Item 1 - Financial Statement

Global Asset Holdings, Inc.
Consolidated Statements of Operations
Unaudited

                                                            For the three months Ended                For the Nine months Ended
                                                                  September 30th                            September 30th
                                                             2002                 2001                2002                   2001

Revenue                                                 7,749,645              307,830          12,561,516              1,276,464

Cost of Sales                                           5,259,308              342,421           9,290.669              1,022,944

Gross Profit                                            2,490,337              (34,591)          3,270,847                253,520

Expenses:
   Selling, general and administrative                  2,458,341              411,149           5,691,089              1,405,873

Earnings (Loss) before depreciation,
   amortization and interest expense                       31,996             (445,740)         (2,420,242)            (1,152,353)

   Interest Expense                                       146,542               26,768             295,985                 41,302

   Depreciation Expense                                    28,068                7,594              66,061                 19,113

   Amortization of purchased intangibles                        0            1,256,322                   0              3,118,886

Total depreciation, amortization
   and interest expense                                   174,610            1,290,684             362,046              3,179,301

Loss from Continuing Operations                          (142,614)          (1,736,424)         (2,782,288)            (4,331,654)

Loss from Discontinued Operations                            (877)                   0             (43,318)                     0

Net (Loss)                                               (143,491)          (1,736,424)         (2,825,606)            (4,331,654)

Net loss per share (Basic and Diluted)
Based upon 10,503,000 and 6,978,022 weighted
average shares outstanding for September 30,
2002 and 2001, respectively                                (0.014)              (0.217)             (0.269)                (0.590)


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Part 1 - Financial Information

     Item 1 - Financial Statement

Global Asset Holdings, Inc.
Consolidated Statements of Cash Flow
Unaudited

                                                                                 For the Nine months Ended
                                                                                  September 30,
                                                                                       2002                         2001

Cash Flow from operating activities:
   Net (Loss)                                                                    (2,825,606)                  (4,331,654)
Adjustments to reconcile Net Loss to Cash
   (Used in) Operating Activities:
     Depreciation and Amortization                                                   66,061                    3,137,999
   Changes in Assets and Liabilities
     (Increase) in accounts receivable                                           (1,627,771)                    (417,511)
     (Increase) in Prepaid Expenses                                              (1,766,351)                    (183,982)
     (Increase) in Deferred Costs                                                  (242,428)                        --
     Increase in accounts payable and accrued expenses                            3,819,343                      363,532

     Increase in Deferred Income                                                  2,545,314                      109,164
          Net cash used in operating activities                                     (31,438)                  (1,322,452)

Cash Flow from Investing Activities:
      Investment in Subsidiaries                                                     (8,000)                      (1,000)
     Acquisition of fixed assets                                                   (268,401)                    (107,506)
     Increase in Security Deposits                                                  (16,217)                      (5,921)
          Net cash (used in) investing activities                                  (292,618)                    (114,427)

Cash Flow from Financing Activities:
     Increase in loans and Notes payable                                            404,466                    1,419,000
     Payments on Loans and Notes Payable                                            (28,172)                        --
     Stock issuance on subsidiaries                                                  10,972                        2,000
           Net cash provided by financing activities                                387,266                    1,421,000


Increase (Decrease) in cash                                                          63,210                      (15,899)

Cash, beginning of period                                                           102,045                       61,943

Cash, End of period                                                                 165,255                       46,064


Supplemental Disclosures
     Income tax                                                                        --                           --

     Interest paid                                                                   10,011                         --


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Part 1 - Financial Information

     Item 1 - Financial Statement

                           GLOBAL ASSET HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2002

Note 1 - Basis of Presentation:
         The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

         The results of operations for the nine month period ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year.

Note 2 - Principle of Consolidation:
         The consolidated financial statements include the accounts of Global Asset Holdings, Incorporated and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

Note 3 - On August 28, 2002, SavingCalling.com, a subsidiary of the company that previously discontinued operations, filed for reorganization under chapter 11 of the bankruptcy code. The filing was made because Savon was a defendant in a substantial action brought by Global Crossing in 2001. The company had asserted a material counterclaim against Global Crossing but because of Global's bankruptcy, Savon was prevented from asserting its counterclaim. Since Savon faced the possibility of a substantial judgement, continuing legal fees,and without the benefit of a possible counterclaim judgement, it filed for bankruptcy.

Note 4 - During the quarter ended September 30, 2002, the company subsidiary, National Online Services, Inc., issued Notes, payable to certain vendors providing telemarketing services. The amount of the two notes totaled $404,466 which are bearing interest at 10% per annum and are due during the month of July, 2003.


Item 2 - Management's Discussion and Analysis or Plan of Operation:

Introduction

         The following discussion and analysis should be read in conjunction with the financial statements and related notes contained elsewhere in this statement.

         The Company was organized for the purpose of acquiring other entities or businesses. Prior to November, 2000, it had attempted to acquire several businesses; however, none of those acquisitions were completed. The Company experienced a significant change in operations due to the acquisition of SavonCalling.Com ("Savon") in November, 2000 but has since abandoned this company.

The acquisition of National Online Services Inc. ("National Online") was completed on March 31, 2001, and on June 1, 2001 a new company, One World Public Communications Corp. ("One World") was incorporated. Its purpose is to provide international and domestic long distance services to Payphone companies. Currently, One World is not one of the Company's significant operations. Liberty Online Service Inc., incorporated on December 12, 2001, provides subscription based small business internet solutions similar to National Online's business.

         Revenue for the first nine months of 2001 was derived primarily from the operations of Savon with National Online operations having minimal start up revenues. The revenue for the first nine months of 2002 was primarily derived from National Online and Liberty Online services Inc. Therefore, a quarterly comparison of financial information for the same period in 2002 and 2001 may not be useful to an understanding of the Company's current financial condition.

The Company anticipates introducing new services in the fourth Quarters of 2002 and the first quarter of 2003 which involves significant startup costs. The precise effect on the Company's consolidated operations and financial position cannot be predicted at this time.





     Comparison of the 3rd Quarter and year to date 2002 to the 3rd Quarter and year to date 2001

                                          Third Quarter Comparison between 2002 and 2001

Item                                3rd Quarter 2002    3rd Quarter 2001        Change Amount
----                                ----------------    ----------------        -------------
Revenues                               $7,749,645          $   307,830           $ 7,441,815
Cost of sales                          $5,259,308          $   342,421           $ 4,916,887
Selling, General and
Administrative Expenses                $2,458,341          $   411,149           $ 2,047,192
Depreciation, Amortization
and Interest Expense                   $  174,610          $ 1,256,322           $(1,081,712)
Net Income (Loss)                      $ (143,491)         $(1,736,424)          $ 1,592,933


                                          Year to Date Comparison between 2002 and 2001

Item                                Nine Months 2002    Nine Months 2001        Change Amount
----                                ----------------    -----------------       -------------
Revenues                             $ 12,561,516          $ 1,276,464           $11,285,052
Cost of sales                        $  9,290,669          $ 1,022,944           $ 8,267,725
Selling, General and
Administrative Expenses              $  5,691,089          $ 1,405,873           $ 4,285,216
Depreciation, Amortization
And Interest Expense                 $    362,046          $ 3,179,301           $(2,817,255)
Net Income (Loss)                    $ (2,825,606)         $(4,331,654)          $ 1,506,048
Cash, Accounts Receivable
And Prepaid Expenses, etc.           $  4,918,798          $ 1,226,074           $ 3,692,724
Property and Equipment
(Net of depreciation)                $    400,702          $   201,466           $   199,236


The revenue derived from the Company's operating subsidiaries for the third quarter of 2002 was $7,749,645 as compared to the revenue derived for the third quarter of 2001 in the amount of $307,830. This resulted in an increase of $ 7,441,815. The revenue for the nine months in 2002 was $12,561,516 as compared to $1,276,464 in 2001 reflecting an increase of $11,285,052. The prior year's revenue included income from Savon which has terminated operations, and the revenue of National Online for only a portion of the year. This year's results includes nine months of National Online operations and Liberty Online operations for the third quarter only.

The cost of sales for the third quarter 2002 was $ 5,259,308 as compared to the third quarter 2001 of $ 342,421, an increase of $ 4,916,887. The cost of sales for the nine months in 2002 was $9,290,669 as compared to $1,022,944 in 2001 reflecting an increase of $8,267,725. A substantial portion of the increase resulted from a full period of National Online's operations.

Our gross profit increased in the third quarter 2002 from 2001 in the amount of $2,524,928. The gross profit for the nine month period of 2002 shows an increase of $3,017,327 over the same period in 2001. The gross profit percentage for the three month period in 2002 was 32.13% as compared to a negative 11.24% in 2001. The nine month period in 2002 was 26.04% versus 19.86% for the same period in 2001.

The selling, general and administrative expense increased to $ 2,458,341 for the third quarter 2002 from $ 411,149 for the third quarter 2001. The nine month period showed an increase of $4,285,216 from 2001 of $1,405,873 to $5,691,089 in 2002. The increase was due to the considerably greater expense of staffing and overhead of National Online and Liberty Online operations. This compares to those type of expenses incurred for Savon, which was limited to the first quarter of 2001 and that of National Online which did not operate fully during the first nine months.

Interest expense increased $ 119,774 in the third quarter of 2002 over the same period in 2001 and an increase of $254,683 for the same nine month period as a result of increased borrowings in late 2001.

Depreciation increased in the amount of $20,474 for the third quarter 2002 over 2001, and increased $46,948 for the same nine month period due to additional acquisitions of furniture and equipment.

There was no amortization of goodwill expense taken in the third quarter or for the nine month period in 2002 as compared to the expense of $1,256,322 and $3,118,886 taken in the comparable period of 2001. New accounting reporting rules (SFAS 142) have now generally eliminated current expensing of goodwill amortization.

The $877 and $43,318 losses for the third quarter and nine month period from discontinued operations resulted from legal fees incurred by Savon. Our third quarter 2002 loss of $143,491 decreased by $1,592,933 from the same period in 2001 while the nine month loss decreased by $1,506,048 in 2002 to $2,825,606.

The Company cannot predict the effect that startup costs of the projected new businesses will have on revenue and income in subsequent periods.

Liquidity

The Company had a working capital deficit of approximately $6 million as of September 30, 2002. The deficit, in part, results from the operations of National Online and Liberty Online. Collections from the customers are made through local telephone companies who receive our billing through third party billing companies. There was a lag of as much as ninety (90) days between the time services to our customers are initiated and when the Company receives the related revenue. One reason for the length of this time period is the related one month that free service is provided to the customer. While a lag exists in receipt of funds and the date services commence, there was no corresponding lag in the company's payables, including telemarketing fees, communications costs and other costs of obtaining and maintaining these customers. Telemarketing fees were due shortly after a customer was signed.

Currently most of our telemarketing fees are billed monthly and are due 30 days from date of billing. National Online has taken additional steps to increase its cash flow including (i) receipt of most receivables within sixty (60) days; (ii) receipt of advances prior to payment of receivables from billing company of approximately fifty (50%) percent of the amount of the receivable. These measures together with the increase of the customer base is now sufficient to generate enough revenues to overcome the lag so that the Company had a positive cash flow during this period. The Company will utilize this cash flow for startup costs for its new ventures that it is initiating in the fourth quarter of 2002 and first quarter of 2003. It is expected that there will be substantial startup cost without any material corresponding revenue for the new ventures during this period which may result in a liquidity problem.

During 2001, the Company received advances from Brookfield Investments, Ltd. ("Brookfield"). Since December 2001 the Company has not received any substantial additional amounts from this lender and as a result, it had deferred payment on some of its short term obligations. The Company believes it will be able to meet these obligations with cash flow from operations in the near future, however there is no assurance it will be able to do so. If the Company is not able to meet these obligations through cash flow from operations, it will be required to seek additional financing. There is no assurance the Company will be able to obtain such financing. Without such financing, the Company may not be able to meet its obligations in the future.

As of October 31, 2001 the Company entered into a Security Agreement and issued a grid promissory note to Brookfield to cover the prior advances made to Brookfield and any future advances. Pursuant to the agreement, Brookfield may loan the Company amounts in the future but it is not obligated to, nor has it done so. The note is repayable by the Company on demand and the principal amount (exclusive of prior interest) accrues interest at a rate of 7% per year the Security Agreements grants Brookfield a security interest in the accounts receivable of the Company and its subsidiaries.

Part II: Other Information

     1. Legal Proceeding
     On August 27, 2002 the Company's majority owned subsidiary, SavonCalling.com, LLC, filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. The petition is pending in the United States Bankruptcy Court for the Southern District of Florida and the proceedings is in its early stages with SavonCalling.com, LLC as a debtor in possession. SavonCalling.com, LLC had ceased revenue producing operations in 2001 and does not have any material assets. The petition was filed because this subsidiary was a defendant in action seeking substantial damages and required the payment of material legal fees. .Furthermore, our counterclaim against the plaintiff was stayed because of the plaintiff's bankruptcy, against our petition. As a result of the petition of SavonCalling.com, LLC the foregoing action has been stayed.



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

Item 3. Controls and Procedures

Included on the signature page of this report is the Certification that is required under Section 302 of the Sarbanes-Oxley Act of 2002. This section of the report contains information concerning the controls evaluation referred to in Section 302 Certifications and the information contained herein should be read in conjunction with the Certification.

Internal controls are designed with the objective of ensuring that assets are safeguarded, transactions are authorized, and financial reports are prepared on a timely basis in accordance with generally accepted accounting principals in the United States. The disclosure procedures are designed to comply with the regulations established by the Securities and Exchange Commission.

Internal controls, no matter how designed, have limitations. It is the Company's intent that the internal controls be conceived to provide adequate, but not absolute, assurance that the objectives of the controls are met on a consistent basis. Management plans to continue its review of internal controls and disclosure procedures on an ongoing basis.

The Company's chief executive officer, after supervising and participating in an evaluation of the effectiveness of the Company's internal and disclosure controls and procedures during the third quarter ended September 30,2002 (the "Evaluation Date"), has concluded that as of the Evaluation Date, the Company's internal and disclosure controls and procedures were effective.

There were no significant changes in the Company's internal and disclosure controls or in other factors that could significantly affect such internal and disclosure controls subsequent to the dates of their evaluation.

                                   SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 14, 2002                    Global Asset Holdings, Incorporated
                                            (Registrant)


                                            By:
                                            Irving Greenman
                                            Chief Executive Officer

                                 CERTIFICATIONS*
                                 ---------------

         I, Irving Greenman, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Global Asset Holdings, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002

Irving Greenman
Chief Executive Officer

                                 CERTIFICATIONS*
                                 ---------------

         I, Franklin Cortes, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Global Asset Holdings, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

Franklin Cortes
Chief Financial  Officer