Form 10KSB/A
period 2001-12-31
GLOBAL ASSET HOLDINGS INC
filed 2003-03-13
CIK 1099730

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                ---------------


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
                                              -----------------


                                  EPIXTAR CORP.
                      Formerly GLOBAL ASSET HOLDINGS, INCORPORATED
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

One World Public Communications Corp. has developed a new telecommunications service - an international direct-dial product for the payphone industry. One World has successfully completed both the engineering and marketing tests on its Call-the-World(TM) service - a plan that allows consumers to call virtually anywhere in the world for one dollar from participating payphones.

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


The Company has had no operation prior to November 2000 and has losses in each year of its existence. It has had losses of $16,519,087 and $688,902 respectively for the years ended December 31, 2001 and 2000. It has an accumulated deficit of $17,279,975 at December 31, 2001


Most of the operations of the Company are in the initial stages and may result in losses for the immediate foreseeable future.

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

Recent Sales of Unregistered Securities

In October, 2001, the Company issued 2,500,000 shares of common stock to TransVoice Investments Ltd. ("Transvoice Ltd") and Sheldon Goldstein in connection with of the Amendment and Release executed with those investors and as more fully described in Item 12. We believe this issuance was exempt from the registration requirements of the Securities Act pursuant to section 4(2) thereof.

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


    Item                                     2001             2000               Change
                                          (restated)                           ($ amount)

Revenues                                $  1,189,723      $     13,387      $  1,176,336

Cost of sales                           $  1,684,615      $     18,741      $  1,665,874

Selling, General and
Administrative Expenses                 $  2,298,048      $    272,817      $  2,025,231


Net Operating Income (Loss)             $ (4,840,595)     $   (688,902)     $ (4,151,693)


Net (Loss)                              $(16,519,087)     $   (688,902)     $(15,830,185)


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


Our gross profit changed from ($5,354) in 2000 to ($494,892) in 2001. We believe a comparison of this change is meaningless, however, since revenues for 2000 reflect only a brief period of 2000 and were derived from a business that has been since discontinued.


During 2001, our selling, general and administrative expenses increased to $2,298,048 from $272,817 in the prior year as a result of our staffing for National Online and One World.


Interest expense increased to approximately $87,000 in 2001 as a result of increased borrowings. Amortization expenses rose from approximately $404,000 in 2000 to approximately $1,950,000 reflecting nine months of amortization of the the National Online acquisition which occurred in 2001. As a result the company had a loss from continuing operations of $4,840,595 compared to $688,902 in 2000.


Because we discontinued SavOn's operations in 2001 we had a loss of approximately $1,551,537 from discontinued operations with a companion write-off of $10,126,955 of good will relating to SavOn.


Because SavOn discontinued business and the value of its assets were negligible, we have written off approximately $10.1 million of SavOn goodwill.

Liquidity

The Company had a working capital deficit of approximately $3.5 million as of December 31, 2001.

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


                                  GLOBAL ASSET HOLDINGS, INCORPORATED


Dated:   March 3, 2003            By:  /s/ Irving Greenman
                                       -------------------------------
                                           Irving Greenman,
                                           Chief Financial Officer

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




Liebman Goldberg & Drogin, LLP
Garden City, New York


March 10, 2002 (as originally stated)
(February 24, 2003) (as to the effects of the restatement discussed in Note 14)

              GLOBAL ASSET HOLDINGS, INCORPORATED AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                  December 31,


                                     ASSETS


                                                                                           2001                 2000
                                                                                      ------------         ------------
                                                                                       (restated)
Current Assets:
     Cash and cash equivalents                                                        $     73,883         $     46,647
     Accounts receivable                                                                   731,511               15,296
     Prepaid expenses                                                                        1,666                2,563
     Deferred billing costs                                                                 35,500                    -
                                                                                      ------------         ------------
         Total current assets                                                              842,560               64,506
                                                                                      ------------         ------------
Property and equipment, net of accumulated depreciation
     of $6,817 and $12,379                                                                 201,466              104,327
                                                                                      ------------         ------------
Other Assets:
     Goodwill (net of amortization)                                                     16,801,359           11,720,682
     Deposits                                                                               33,996                3,023
                                                                                      ------------         ------------
                                                                                        16,835,355           11,723,705
                                                                                      ------------         ------------
Total assets                                                                          $ 17,879,381         $ 11,892,538
                                                                                      ============         ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
     Notes payable                                                                    $  2,649,000         $    285,000
     Accounts payable                                                                    1,176,943              301,765
     Accrued expenses and taxes                                                            127,325               42,048
     Deferred revenue                                                                      355,001                    -
     Capitalized lease obligations - current portion                                        29,861                    -
                                                                                      ------------         ------------
         Total current liabilities                                                       4,338,130              628,813
                                                                                      ------------         ------------
Long-Term Liabilities:
     Capitalized lease obligations - non-current portion                                    30,514                    -
     Loan payable                                                                           22,212               22,212
                                                                                      ------------         ------------
         Total long-term liabilities                                                        52,726               22,212
                                                                                      ------------         ------------

         Total liabilities                                                               4,390,856              651,025
                                                                                      ------------         ------------
Commitments and Contingencies

Stockholders' Equity:
     Preferred stock, $.001 par value per share, 10,000,000
         shares authorized and -0- issued and outstanding                                        -                    -
     Common stock, $.001 par value per share, 50,000,000
         shares authorized and 10,503,000 and 6,000,000 shares
         issued and outstanding in 2001 and 2000, respectively                              10,503                6,000
     Additional paid in capital in excess of par value                                  30,757,997           11,999,000
     Accumulated deficit                                                               (17,279,975)            (763,487)
                                                                                      ------------         ------------
         Total stockholders' equity                                                     13,488,525           11,241,513
                                                                                      ------------         ------------

         Total liabilities and stockholders' equity                                   $ 17,879,381         $ 11,892,538
                                                                                      ============         ============


                 See notes to consolidated financial statements

              GLOBAL ASSET HOLDINGS, INCORPORATED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                        For the years ended December 31,


                                                                                             2001              2000
                                                                                         ------------      ------------
                                                                                          (restated)
Revenues                                                                                 $  1,189,723      $     13,387

Cost of sales                                                                               1,684,615            18,741
                                                                                         ------------      ------------

Gross profit (loss)                                                                          (494,892)           (5,354)

Expenses:
     Selling, general and administrative                                                    2,298,048           272,817
                                                                                         ------------      ------------

(Loss) from operations                                                                     (2,792,940)         (278,171)
                                                                                         ------------      ------------

     Interest expense                                                                          90,597             3,668

     Depreciation                                                                               6,817             2,901

     Amortization of purchased intangibles                                                  1,950,241           404,162
                                                                                         ------------      ------------

                                                                                            2,047,655           410,731
                                                                                         ------------      ------------

     Loss from continuing operations                                                       (4,840,595)         (688,902)

     Loss from discontinued operation                                                      (1,551,537)                -

     Loss from disposal of discontinued operation
         (write-off of goodwill)                                                          (10,126,955)                -
                                                                                         ------------      ------------

Net (loss)                                                                               $(16,519,087)     $   (688,902)
                                                                                         ============      ============

Net  (loss) per share (basic and diluted) based upon 7,758,693 and 4,257,534 weighted average shares outstanding for December 31,
     2001 and 2000, respectively                                                         $      (2.13)     $      (0.16)
                                                                                         ============      ============


                 See notes to consolidated financial statements

              GLOBAL ASSET HOLDINGS, INCORPORATED AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                 For the years ended December 31, 2001 and 2000



                                                          Common             Stock           Additional
                                                       -------------------------------         Paid in           Accumulated
                                                          Shares             Amount            Capital             deficit
                                                       ------------       ------------       ------------       -------------
                                                                                                                  (restated)
Balance - January 1, 2000                                 4,000,000       $      4,000       $      1,000       $    (43,374)

Issuance of shares to acquire 80%
    interest in subsidiary                                2,000,000              2,000         11,998,000                  -

20% minority interest of subsidiary
    at acquisition                                                -                  -                  -            (31,211)

Net (loss) for the year
December 31, 2000                                                 -                  -                  -           (688,902)
                                                       ------------       ------------       ------------       ------------

Balance - December 31, 2000                               6,000,000              6,000         11,999,000           (763,487)

Issuance of shares to acquire
  subsidiary                                              2,000,000              2,000         12,998,000              2,599

Issuance of shares re:
  cancellation of earnout
  provision                                               2,500,000              2,500          5,747,500                  -

Issuance of shares for
  services                                                    3,000                  3             13,497                  -

Net (loss) for the year
December 31, 2001                                                 -                  -                  -        (16,519,087)
                                                       ------------       ------------       ------------       ------------

Balance - December 31, 2001                              10,503,000       $     10,503       $ 30,757,997       $(17,279,975)
                                                       ============       ============       ============       ============



                 See notes to consolidated financial statements

              GLOBAL ASSET HOLDINGS, INCORPORATED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                        For the years ended December 31,


                                                                                          2001                 2000
                                                                                      ------------         ------------
                                                                                       (restated)
Cash Flows from Operating Activities:
   Net (loss)                                                                         $(16,519,087)        $   (688,902)
Adjustments to Reconcile Net Loss to Net Cash
   (Used in) Operating Activities:
     Depreciation and amortization                                                       3,798,922              407,063
     Write-off of goodwill                                                              10,126,955                    -
     Changes in Assets and Liabilities:
     (Increase) in accounts receivable                                                    (716,215)             (15,296)
     Decrease in prepaid expenses                                                              897               (2,563)
     (Increase) in deferred billing costs                                                  (35,500)                   -
     (Increase) in security deposits                                                       (30,973)              (3,023)
     Increase in accounts payable and accrued expenses                                     960,455              336,038
     Increase in deferred revenues                                                         355,001                    -
                                                                                      ------------         ------------
         Net cash (used in) provided by operating
             operating activities                                                       (2,059,545)              33,317
                                                                                      ------------         ------------

Cash Flows from Investing Activities:
  Acquisition of fixed assets-net of disposals to subsidiary                              (127,094)            (116,706)
                                                                                      ------------         ------------
         Net cash (used in) investing activities                                          (127,094)            (116,706)
                                                                                      ------------         ------------

Cash Flows from Financing Activities:
    Increase in notes payable and capitalized lease obligations                          2,424,375              276,613
    Acquisition of goodwill (net of non-cash)
       stock issuance                                                                     (225,000)            (124,844)
     Issuance of stock for services                                                         13,500                    -
     Investment in subsidiary                                                                1,000                    -
    Minority interest (net of prior depreciation)                                                -              (21,733)
                                                                                      ------------         ------------
         Net cash provided by financing activities                                       2,213,875              130,036
                                                                                      ------------         ------------

Increase in cash                                                                            27,236               46,647

Cash, beginning of period                                                                   46,647                    -
                                                                                      ------------         ------------

Cash, end of period                                                                   $     73,883         $     46,647
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

Note 4 - Prepaid Expenses:

            Prepaid expenses are summarized as follows:


                                                          December 31,
                                                       2001           2000
                                                       ----           ----
                                                    (restated)
                Prepaid insurance                    $  1,666        $2,563
                                                     --------        ------
                      Total                          $  1,666        $2,563
                                                     ========        ======

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


Note 14- Restatement

Subsequent to the issuance of the Company's 2001 financial statements, management corrected its accounting policy pursuant to which it now expenses all telemarketing and fulfillment costs for internet programs marketed by the company as incurred. Previously these costs were expensed forty-five days after they were incurred, in order to coincide with the first billing to a customer obtained through its outside telemarketers. As a result, the Company has restated its consolidated balance sheet as of December 31, 2001 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. There is no restatement required for December 31, 2000. A summary of the significant effects of the restatement is as follows:

                                          As previously
                                            reported               As restated
Balance Sheet
   Prepaid Expenses                           $361,474               $ 1,666
   Deferred Costs                             $ 59,206               $35,500

Statement of Operations
   Net (Loss)                             ($16,135,573)          ($16,519,087)

Statement of Stockholders' Equity
   Net (Loss) for the year                ($16,135,573)          ($16,519,087)

Statement of cash flows
   Net (Loss) for the year                ($16,135,573)          ($16,519,087)

Net (loss) per share (basic & diluted)
Based upon 7,758,693 weighted average
Shares outstanding for December 31,2001         $(2.08)                $(2.13)