Form 10QSB/A
period 2002-03-31
GLOBAL ASSET HOLDINGS INC
filed 2003-03-13
CIK 1099730

                                  United States
                       Securities and Exchange Commission
                              Washington, DC 20549


                                  Form 10 - QSB/A


__x_ Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Quarterly period ended March 31, 2002

____ Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from ____ to ____

                        Commission File Number 001-15499


                                 Erixtar Corp.
                   Formerly Global Asset Holdings Incorporated
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

PART II: OTHER INFORMATION

 PART I: FINANCIAL INFORMATION

     ITEM 1. Financial Statements

                       Global Asset Holdings, Incorporated
                           Consolidated Balance Sheets
                      March 31, 2002 and December 31, 2001

                                    Unaudited


Assets
                                                                              March 31, 2002      December 31, 2001
                                                                                (Restated)           (Restated)
Current Assets:
   Cash and cash equivalents                                                          16,391            73,383
   Accounts Receivable                                                               946,593           731,511
   Prepaid Expenses                                                                    2,192             1,666
   Deferred Billing Costs                                                             78,681            35,500
                                                                                 -----------       -----------
        Total Current Assets                                                       1,043,857           842,560
                                                                                 ===========       ===========

Property and Equipment, net of accumulated
   depreciation of $20,541 and $6,817 respectively                                   370,282           201,466
                                                                                 ===========       ===========
Other Assets
   Goodwill (net of amortization)                                                 16,801,359        16,801,359
   Security Deposits                                                                  21,051            33,996
                                                                                 -----------       -----------
       Total Other Assets                                                         16,822,410        16,835,355
                                                                                 ===========       ===========
Total Assets                                                                      18,236,649        17,879,381
                                                                                 ===========       ===========

Liabilities and Stockholders' Equity

Current Liabilities
   Notes Payable                                                                   2,649,000         2,649,000
   Accounts Payable                                                                1,605,207         1,176,943
   Accrued Expenses and Taxes                                                        285,576           127,325
   Deferred Revenue                                                                  622,130           355,001
   Capitalized Lease obligation- Current portion                                      94,004            29,861
                                                                                 -----------       -----------
        Total Current Liabilities                                                  5,255,917         4,338,130
                                                                                 ===========       ===========

Long Term Liabilities
   Capitalized Lease obligation -non-current portion                                 113,932            30,514
   Loan Payable                                                                       22,212            22,212
                                                                                 -----------       -----------
        Total Long Term Liabilities                                                  136,144            52,726
                                                                                 ===========       ===========

Total Liabilities                                                                  5,392,061         4,390,856
                                                                                 ===========       ===========

Stockholders' Equity
   Preferred stock, $.001 par value per share
     10,000,000 shares authorized and -0- issued and outstanding
   Common stock, $.001 par value per share 50,000,000 shares authorized and
     10,503,000 and 10,503,000 shares issued and outstanding
     in 2002 and 2001, respectively                                                   10,503            10,503
   Additional paid in capital in excess of par value                              30,757,997        30,757,997

   Deficit                                                                       (17,924,012)      (17,279,975)
                                                                                 ===========       ===========
        Total Stockholders' Equity                                                12,844,488        13,488,525
                                                                                 ===========       ===========

Total Liabilities and Stockholders' Equity                                        18,236,549        17,879,381
                                                                                 ===========       ===========


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       Global Asset Holdings, Incorporated
                      Consolidated Statements of Operations
                                    Unaudited


                                                 For the Three Months ended March 31,

                                                         2002            2001
                                                      (Restated)
Revenue                                               2,066,131          967,447

Cost of Sales                                         1,607,815          401,623
                                                     ----------         --------
Gross Profit                                            458,316          565,824

Expenses:
   Selling, general and administrative                1,363,820          384,941
                                                     ----------         --------
(Loss)Profit  before depreciation, amortization
   and interest expense                                (905,504)         180,883
                                                     ----------         --------
   Interest                                              71,560            2,668

   Depreciation                                          13,724            5,803

   Amortization of purchased intangibles                      0          606,242
                                                     ----------         --------

Total  depreciation, amortization and interest
Expense                                                  85,284          614,713

Loss from continuing operations                        (990,788)        (433,830)

Loss from discontinued operations                       (16,406)          (00.00)
                                                     ----------         --------
Net (Loss)                                           (1,007,194)        (433,830)


Net loss per share (Basic and Diluted)
based upon 10,503,000 and 6,022,222 weighted
average shares outstanding shares for March 31,
2002 and 2001, respectively                               (0.10)           (0.07)
                                                     ----------         --------


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       Global Asset Holdings, Incorporated
                      Consolidated Statements of Cash Flows
                                    Unaudited


                                                        For the Three Months ended March 31,

                                                               2002              2001
                                                            (Restated)
Cash Flows from operating activities:
   Net (Loss)                                                 (990,788)         (433,830)
Adjustments to reconcile Net Loss to Cash
   (Used in) Operating Activities:
     Depreciation and Amortization                              13,724           612,046

   Changes in Assets and Liabilities
     (Increase) in accounts receivable                        (213,082)         15,296

     (Increase) in Employee Advances                            (2,000)           (600)

     (Increase) in prepaid expenses                             (2,193)       (186,743)

     (Increase) in Deferred Costs                              (43,181)

     Increase in accounts payable and accrued expenses         935,052           86,288

     Increase in Unearned Revenue                              267,129
                                                             ---------         --------
          Net cash provided by (used in) operating
activities                                                     (35,339)          92,457
                                                             =========         ========

Cash Flows from Investing Activities:
     Acquisition of fixed assets                              (182,536)            --
     Security Deposits                                          12,946             --
     Increase in Lease obligations                             147,558
          Net cash (used in) investing activities              (22,032)            --

Cash Flows from Financing Activities:
     Increase in loans payable                                    --             99,000
     Acquisition of Goodwill (net of non-cash)
         stock issuance                                           --             (1,598)
           Net cash provided by financing activities              0.00           97,402
                                                             =========         ========
Increase in cash                                               (57,371)         189,589

Cash, beginning of period                                       73,762           46,647
                                                             =========         --------

Cash. End of period                                             16,391          236,506
                                                             =========         --------
Supplemental Disclosures

     Income tax                                                   --               --

     Interest paid                                                --               --


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


Note 4 - Restatement

         The Company's consolidated financial statements included in the 2001 annual report on form 10-KSB were restated, whereby all telemarketing and fulfillment costs are expensed as incurred. Previously these costs were expensed after 45 days. All references to the annual report on form 10-KSB/A in this quarterly report on form 10-QSB/A, have been changed to reflect this restatement. Also, unaudited interim financial information for the quarter ended March 31, 2002, has been restated.

         Additionally, during the quarter, the Company corrected the calculation of unearned revenue which was based on gross billings. Since revenue rocognition is based upon collectibility or net billings, the deferred was overstated and the originally reported revenue for the quarter was lower than actual.


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


Item                        1st Quarter 2002   1st Quarter 2001   Change Amount    Change Percent
----                        ----------------   ----------------   -------------    --------------
                               (Restated)                           (Restated)        (Restated)
Revenues                       $ 2,066,131       $   967,447       $ 1,098,684         113.6
Cost of sales                  $ 1,607,815       $   401,623       $ 1,206,192         300.0
Selling, General and
Administrative Expenses        $ 1,363,820       $   384,941       $   978,879         254.3
Net Income (Loss)              ($1,007,194)      ($  433,830)      ($  573,364)       (132.2)
Cash, Accounts Receivable
And Prepaid Expenses           $   965,176       $   426,412       $   538,764         126.4
Property and Equipment
(Net of depreciation)          $   370,282       $    98,522       $   271,760         275.8

The revenue derived from National Online and One World for the first Quarter 2002 was $2,066,131 as compared to the revenue derived from SavOn of $967,447 for the first quarter of 2001 resulting in an increase of $1,098,684. SavOn had no operations in the first quarter of 2002 and National Online and One World commenced operations subsequent to the first quarter of 2001.

The cost of sales for the first quarter 2002 was $1,607,815 as compared to the first quarter 2001 of $401,603, an increase of $1,206,192. An analysis of this increase is meaningless because National Online and One World were not in operation in the first quarter of 2001 while SavOn had no operations in the first quarter 2002.

Our gross profit decreased in the first quarter 2002 from 2001 in the amount of $107,508. Again a comparison between the two periods is not useful because of the different operations in those periods.


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

Liquidity


The Company had a working capital deficit of approximately $4.2 million as of March 31, 2001. The deficit, in part, results from the operation of National Online prior to that date. Collections from the customers are made through local telephone companies who bill through independent agents. There was a lag of as much as ninety (90) days between the time services to our customers are invoiced and when the Company receives such revenue. In addition, prior to the first invoice the Company provides one month of free services. While a lag exists in receipt of funds and the date services commence, there is no corresponding lag in the Company's payables, including telemarketing fees, communications costs and other costs of obtaining and maintaining these customers. Telemarketing fees were due shortly after a customer was signed. The size of the initial customer base was not sufficient to generate enough revenues to overcome the lag so that National Online had negative cashflow during this period. National Online will not have consistent positive cashflow until it develops a base of customers significant enough to exceed its payments during the lag period. National Online has taken additional steps to solve its cashflow including (i) receipt of most receivables with sixty (60) days; (ii) receipt of advances prior to payment of receivables from the billing company of approximately fifty (50%) percent of the amount of the receivable and (iii) changes of terms with telemarketers to provide later payment. We anticipate National Online will have positive cash flow by the end of the third quarter, 2002.


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


                                    Erixtar Corp.
Dated: March 3, 2003                Formerly Global Asset Holdings, Incorporated
                                    (Registrant)

                                    By: /s/ Irving Greenman
                                       ---------------------------
                                       Irving Greenman
                                       Chief Financial Officer