Form 10QSB/A
period 2002-06-30
GLOBAL ASSET HOLDINGS INC
filed 2003-03-13
CIK 1099730

                                 United States
                       Securities and Exchange Commission
                              Washington, DC 20549


                                 Form 10-QSB/A


[x] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Quarterly period ended June 30, 2002

[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from ____ to ____

                        Commission File Number 011-15499


                                  EDIXTAR CORP.
                      Formerly Global Asset Holdings Inc.


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

                                    Unaudited


Assets
                                                                             June 30, 2002  December 31, 2001
                                                                              (Restated)       (Restated)
Current Assets:
   Cash and cash equivalents                                                      138,822         73,383
   Accounts Receivable (net of reserves)                                          638,883        731,511
   Prepaid Expenses                                                                10,595          1,666
   Deferred Billing Costs                                                         156,925         35,500
                                                                              -----------    -----------
        Total Current Assets                                                      945,225        842,560
                                                                              -----------    -----------

Property and Equipment, net of accumulated
   depreciation of $44,810 and $6,817 respectively                                367,571        201,466
                                                                              -----------    -----------

Other Assets
   Goodwill (net of amortization)                                              16,801,359     16,801,359
   Security Deposits                                                               24,813         33,996
        Other Assets                                                           16,826,172     16,835,355
                                                                              -----------    -----------

Total Assets                                                                   18,138,968     17,879,381
                                                                              -----------    -----------


Liabilities and Stockholders' Equity

Current Liabilities
   Notes Payable                                                                2,663,712      2,649,000
   Accounts Payable                                                             2,796,009      1,176,943
   Accrued Expenses and Taxes                                                     727,576        127,325
   Deferred Revenue                                                             1,061,667        355,001
   Capitalized Lease Obligation - Current portion                                  94,169         29,861
                                                                              -----------    -----------
        Total Current Liabilities                                               7,343,133      4,338,130
                                                                              -----------    -----------

Long Term Liabilities
   Loan Payable                                                                      --           22,212
   Capitalized Lease Obligation - non-current portion                             100,368         30,514
                                                                              -----------    -----------
        Total Long Term Liabilities                                               100,368         52,726
                                                                              -----------    -----------

Total Liabilities                                                               7,443,501      4,338,130
                                                                              -----------    -----------

Stockholders' Equity
   Preferred stock, $.001 par value per share
     10,000,000 shares authorized and -0- issued
     and outstanding
   Common stock, $.001 par value per share 50,000,000 shares authorized and
     10,503,000 and 10,503,000 shares issued and outstanding
     in 2002 and 2001, respectively                                                10,503         10,503
   Additional paid in capital in excess of par value                           30,757,997     30,757,997
   Accumulated Deficit                                                        (20,073,033)   (17,279,975)
                                                                              -----------    -----------
        Total Stockholders' Equity                                             10,695,467     13,488,525
                                                                              -----------    -----------

Total Liabilities and Stockholders' Equity                                     18,138,968     17,879,381
                                                                              -----------    -----------


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Global Asset Holdings, Inc.
Consolidated Statements of Operations
Unaudited


                                         For the three months Ended    For the six Months Ended
                                                 June 30th                    June 30th
                                             2002          2001          2002          2001
                                          (Restated)                  (Restated)
Revenue                                     3,094,740         1,188     5,160,871       968,635

Cost of Sales                               3,272,680       278,900     4,880,496       680,524

Gross Profit                                 (177,940)     (277,712)      280,375       288,111

Expenses:
   Selling, general and administrative      1,868,929       608,260     3,232,749       992,127

Loss before depreciation, amortization
   and interest expense                    (2,046,869)     (885,972)   (2,952,374)     (704,016)

   Interest                                    77,883        10,792       149,443        14,533

   Depreciation                                24,269         5,715        37,992        11,519

   Amortization of purchased intangibles            0     1,256,322             0     1,862,564

Total of depreciation, amortization
   and interest expense                       102,152     1,272,829       187,435     1,888,616

Loss from Continuing Operations            (2,149,021)   (2,158,801)   (3,139,809)   (2,592,632)

Loss from Discontinued Operations             (26,035)            0       (42,441)            0

Net (Loss)                                 (2,175,056)   (2,158,801)   (3,182,250)   (2,592,632)

Net loss per share (Basic and Diluted)
Based upon 10,503,000 and 6,978,022
weighted Average shares outstanding
shares for June 30, 2002 and 2001,
respectively                                   (0.207)       (0.269)       (0.303)       (0.372)


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Global Asset Holdings, Inc.
Consolidated Statements of Cash Flow
Unaudited


                                                         For the six months Ended
                                                                 June 30,
                                                            2002          2001
                                                         (Restated)
Cash Flow from operating activities:
   Net (Loss)                                            (3,139,810)   (2,592,632)
Adjustments to reconcile Net Loss to Cash
   (Used in) Operating Activities:
     Depreciation and Amortization                           37,993     1,874,083
   Changes in Assets and Liabilities
     Decrease in accounts receivable                         91,397         9,359
     (Increase) in Employee Advances                         (1,250)         (200)
     (Increase) in prepaid expenses                         (34,301)      (22,889)
     (Increase) in Deferred Costs                           (97,719)

     Increase in accounts payable and accrued expenses    2,598,035       109,393
     (Decrease) in Loans & Exchanges                       (179,320)
     Increase in Unearned Income                            706,666         4,750
          Net cash used in operating activities             (18,309)     (618,136)

Cash Flow from Investing Activities:
     Acquisition of fixed assets                           (204,095)      (12,105)
     Increase in Security Deposits                            9,184        (2,460)
          Net cash (used in) investing activities          (194,912)      (14,565)

Cash Flow from Financing Activities:
     Increase in loans payable                              278,660       853,180

         Stock issuance                                                    (1,598)
           Net cash provided by financing activities        278,660       851,582


Increase in cash                                             65,439       218,881

Cash, beginning of period                                    73,383        46,647

Cash. End of period                                         138,822       265,528


Supplemental Disclosures
     Income tax                                                --            --

     Interest paid                                             --            --


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


Note 3 - Restatement

         The Company's consolidated financial statements included in the 2001 annual report on form 10-KSB were restated, whereby all telemarketing and fulfillment costs are expensed as incurred. Previously these costs were expensed after 45 days. All references to the annual report on form 10-KSB/A in this quarterly report on form 10-QSB/A, have been changed to reflect this restatement. Also, unaudited interim financial information for the three months and six months ended June 30, 2002, have been restated.

         Additionally, during the quarter, the Company corrected the calculation of unearned revenue which was based on gross billings. Since revenue recognition is based upon collectibility or net billings, the deferred ws overstated and the originally reported revenue for the quarter was lower than actual.


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

               Comparison of the 2nd Quarter and year to date 2002
                    to the 2nd Quarter and year to date 2001


                                        Second Quarter Comparison between 2002 and 2001

Item                             2nd Quarter 2002         2nd Quarter 2001             Change Amount
----                             ----------------         ----------------             -------------
                                    (Restated)                                          (Restated)
Revenues                            $ 3,094,740               $     1,188               $ 3,093,552
Cost of sales                       $ 3,272,680               $   278,900               $ 2,993,780
Selling, General and
Administrative Expenses             $ 1,868,929               $   608,260               $ 1,260,669
Depreciation, Amortization
and Interest Expense                $   102,152               $ 1,272,829               $(1,170,677)
Net Income (Loss)                   $(2,175,056)              $(2,158,801)              $   (16,255)

                                            Year to Date Comparison between 2002 and 2001

Item                              Six Months 2002           Six Months 2001             Change Amount
----                              ---------------           ---------------             -------------
                                    (Restated)                                           (Restated)
Revenues                             $ 5,160,871               $   968,635               $ 4,192,236
Cost of sales                        $ 4,880,496               $   680,524               $ 4,199,972
Selling, General and
Administrative Expenses              $ 3,232,749               $   992,127               $ 2,240,622
Depreciation, Amortization
And Interest Expense                 $   187,435               $ 1,862,564               $(1,675,129)
Net Income (Loss)                    $(3,182,250)              $(2,592,632)              $  (589,618)
Cash, Accounts Receivable
And Prepaid Expenses, etc            $   788,300               $   297,117               $   491,183
Property and Equipment
(Net of depreciation)                $   367,571               $   104,912               $   262,659

The revenue derived from the Company's operating subsidiaries, primarily National Online for the second Quarter of 2002 was $3,094,740 as compared to the revenue derived for the second quarter of 2001 in the amount of $1,188. This resulted in an increase of $3,093,552. The revenue for the six months in 2002 was $5,160,871 as compared to $968,635 in 2001 reflecting an increase of $4,192,236. Savon had no operations in the year 2002 and National Online commenced operations late in the second quarter of 2001.

The cost of sales for the second quarter 2002 was $3,272,680 as compared to the first quarter 2001 of $278,900 an increase of $2,993,780. The cost of sales for the six months in 2002 was $4,880,496 as compared to $680,524 in 2001 (relating to Savon) reflecting an increase of $4,199,972. An analysis of this increase is meaningless because National Online started operations in the late second quarter of 2001 while Savon had no operations after the first quarter of 2001.

Our gross profit increased in the second quarter 2002 from 2001 in the amount of $99,772. The gross profit for the six month period of 2002 shows a increase of $7,736 over the same period in 2001. Again a comparison between the two periods is not useful because of the different operations in those periods.


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


The $26,035 and $42,441 losses for the second quarter and six month period from discontinued operations resulted from legal fees incurred by Savon. Our second quarter 2002 loss of $2,175,056 increase by $16,255 from the same period in 2001 while the six month loss increased by $589,618 in 2002 to $3,182,250.


The company cannot predict the effect that the proposed commencement of new business in the third and fourth quarter of 2002 will have on revenue and income.

Liquidity


The Company had a working capital deficit of approximately $6.4 million as of June 30, 2002. The deficit, in part, results from the operation of National Online prior to that date. Collections from the customers are made through local telephone companies who bill through independent agents. There was a lag of as much as ninety (90) days between the time services to our customers are invoiced and when the Company receives such revenue. In addition, prior to the first invoice the company provides one month of free service. While a lag exists in receipt of funds and the date services commence, there is no corresponding lag in the company's payables, including telemarketing fees, communications costs and other costs of obtaining and maintaining these customers. Telemarketing fees were due shortly after a customer was signed. Currently most of our telemarketing fees are billed monthly and are due 30 days from date of billing. The size of the initial customer base was not sufficient to generate enough revenues to overcome the lag so that National online had negative cash flow during this period. National Online and the Company will not have consistent positive cash flow until it develops a base of customers significant enough to exceed its payments during the lag period. National Online has taken additional steps to solve its cash flow including (i) receipt of most receivables within sixty (60) days; (ii) receipt of advances prior to payment of receivables from billing company of approximately fifty (50%) percent of the amount of the receivable and (iii) changes of terms with telemarketers to provide later payment. We anticipate National Online will have positive cash flow by the end of 2002. The Company may utilize this cash flow for new ventures it contemplates initiating in the fourth quarter of 2002.


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


Dated: March 3, 2003                         Global Asset Holdings, Incorporated
                                             (Registrant)


                                             By: /s/ Irving Greenman
                                                --------------------------------
                                             Irving Greenman
                                             Chief Financial Officer

                           ACCOMPANYING CERTIFICATION

                                  Certification
                        Global Asset Holdings, Inc. 10QSB
                           Period Ending June 30, 2002


         I, Martin Miller, the Chief Executive Officer of Global Asset
Holdings, Inc. certify that (i) the Quarterly Report on Form 10QSB for the period ending June 30, 2002 fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in the report fairly presents, in all material respects, the financial condition and results of operations of Global Asset Holdings, Inc.

 /s/ Martin Miller
------------------------------------------
Martin Miller,
Chief Executive Officer

Dated: March 3, 2003

                           ACCOMPANYING CERTIFICATION

                                  Certification
                        Global Asset Holdings, Inc. 10QSB
                           Period Ending June 30, 2002


         I, Irving Greenman, the Chief Financial Officer of Global Asset Holdings, Inc. certify that (i) the Quarterly Report on Form 10QSB for the period ending June 30, 2002 fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in the report fairly presents, in all material respects, the financial condition and results of operations of Global Asset Holdings, Inc.

 /s/ Irving Greenman
------------------------------------------
Irving Greenman,
Chief Financial Officer

Dated: March 3, 2003