Form 10QSB/A
period 2002-09-30
GLOBAL ASSET HOLDINGS INC
filed 2003-03-13
CIK 1099730

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

                        Commission File Number 011-15499


                                  EPIXTAR CORP.
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

     ITEM 3. Controls and Procedures

PART II: OTHER INFORMATION

SIGNATURES

                           Global Asset Holdings, Inc.
                           Consolidated Balance Sheets
                    September 30, 2002 and December 31, 2001

                                    Unaudited


Assets
                                                            September 30, 2002            December 31, 2001
                                                                (Restated)                    (Restated)
Current Assets:
   Cash and cash equivalents                                           165,255                      73,383
   Accounts Receivable (net of reserves)                             2,201,080                     731,511
   Prepaid Expenses                                                     21,445                       1,666
   Deferred Billing Costs                                              301,634                      35,500
                                                                  ------------                 ------------
        Total Current Assets                                         2,689,414                     842,560
                                                                  ------------                 ------------

Property and Equipment, net of accumulated
   depreciation of $72,878 and $6,817 respectively                     400,702                     201,466
                                                                  ------------                 ------------

Other Assets
   Goodwill (net of amortization)                                   16,801,359                  16,801,359
   Security Deposits                                                    25,158                      33,996
                                                                  ------------                 ------------
        Total Other Assets                                          16,826,517                  16,835,355
                                                                  ------------                 ------------

Total Assets                                                        19,916,633                  17,879,381
                                                                  ------------                 ------------


Liabilities and Stockholders' Equity

Current Liabilities
   Notes Payable                                                     2,900,678                   2,649,000
   Accounts Payable                                                  3,744,679                   1,176,943
   Accounts Payable subject to compromise                              385,401                        --
   Accrued Expenses and Taxes                                          968,125                     127,325
   Deferred Revenue                                                  2,202,108                     355,001
   Capitalized Lease Obligations - Current portion                      95,506                      29,861
                                                                  ------------                 ------------
        Total Current Liabilities                                   10,296,497                   4,338,130
                                                                  ------------                 ------------

Long Term Liabilities
   Loan Payable                                                           --                        22,212
   Capitalized Lease Obligations - non-current portion                 106,705                      30,514
                                                                  ------------                 ------------

        Total Long Term Liabilities                                    106,705                      52,726
                                                                  ------------                 ------------

Total Liabilities                                                   10,403,202                   4,338,130
                                                                  ------------                 ------------

Stockholders' Equity
   Preferred stock, $.001 par value per share
     10,000,000 shares authorized and -0- issued
     and outstanding                                                      --                          --
   Common stock, $.001 par value per share
     50,000,000 shares authorized and
     10,503,000 shares issued in 2002 and
     2001, respectively                                                 10,503                       10,503
   Additional paid in capital in excess of par value                30,757,997                   30,757,997
   Accumulated Deficit                                             (21,255,069)                 (17,279,975)
                                                                  ------------                 ------------
        Total Stockholders' Equity                                   9,513,435                   13,488,525
                                                                  ------------                 ------------

Total Liabilities and Stockholders' Equity                          19,916,633                   17,879,381
                                                                  ------------                 ------------


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Part 1 - Financial Information

     Item 1 - Financial Statement

Global Asset Holdings, Inc.
Consolidated Statements of Operations
Unaudited


                                                            For the three months Ended                For the Nine months Ended
                                                                  September 30th                            September 30th
                                                             2002                 2001                2002                   2001
                                                          (Restated)           (Restated)          (Restated)             (Restated)

Revenue                                                 7,974,025              307,830          13,134,896              1,276,464

Cost of Sales                                           6,133,040              515,417          10,981,636              1,195,940

Gross Profit                                            1,840,985             (207,587)          2,121,360                 80,524

Expenses:
   Selling, general and administrative                  2,458,341              411,149           5,691,089              1,405,873

Earnings (Loss) before depreciation,
   amortization and interest expense                     (617,356)            (618,736)         (3,569,729)            (1,325,349)

   Interest Expense                                       146,542               26,768             295,985                 41,302

   Depreciation Expense                                    28,068                7,594              66,061                 19,113

   Amortization of purchased intangibles                        0            1,256,322                   0              3,118,886

Total depreciation, amortization
   and interest expense                                   174,610            1,290,684             362,046              3,179,301

Loss from Continuing Operations                          (791,966)          (1,909,420)         (3,931,775)            (4,504,650)

Loss from Discontinued Operations                            (877)                   0             (43,318)                     0

Net (Loss)                                               (792,843)          (1,909,420)         (3,975,093)            (4,504,650)

Net loss per share (Basic and Diluted)
Based upon 10,503,000 and 6,978,022 weighted
average shares outstanding for September 30,
2002 and 2001, respectively                                (0.097)              (0.239)             (0.433)                (0.563)


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Part 1 - Financial Information

     Item 1 - Financial Statement

Global Asset Holdings, Inc.
Consolidated Statements of Cash Flow
Unaudited


                                                                                           For the Nine months Ended
                                                                                                September 30,
                                                                                       2002                         2001
                                                                                    (Restated)                   (Restated)

Cash Flow from operating activities:
   Net (Loss)                                                                    (3,975,093)                  (4,504,650)
Adjustments to reconcile Net Loss to Cash
   (Used in) Operating Activities:
     Depreciation and Amortization                                                   66,061                    3,137,999
   Changes in Assets and Liabilities
     (Increase) in accounts receivable                                           (1,504,769)                    (417,511)
     (Increase) in Prepaid Expenses                                                 (15,321)                     (10,986)
     (Increase) in Deferred Costs                                                  (242,428)                        --
     Increase in accounts payable and accrued expenses                            3,819,343                      363,532

     Increase in Deferred Income                                                  1,848,932                      109,164
          Net cash used in operating activities                                      (3,275)                  (1,322,452)

Cash Flow from Investing Activities:
     Investment in Subsidiaries                                                      (8,000)                      (1,000)
     Acquisition of fixed assets                                                   (268,401)                    (107,506)
     Increase in Security Deposits                                                  (16,217)                      (5,921)
          Net cash (used in) investing activities                                  (292,618)                    (114,427)

Cash Flow from Financing Activities:
     Increase in loans and Notes payable                                            404,466                    1,419,000
     Payments on Loans and Notes Payable                                            (28,172)                        --
     Stock issuance on subsidiaries                                                  10,972                        2,000
           Net cash provided by financing activities                                387,266                    1,421,000


Increase (Decrease) in cash                                                          91,373                      (15,899)

Cash, beginning of period                                                            73,882                       61,943

Cash, End of period                                                                 165,255                       46,064


Supplemental Disclosures
     Income tax                                                                        --                           --

     Interest paid                                                                   10,011                         --



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

Note 5 - Restatement


         The Company's consolidated financial statements included in the 2001 annual report on form 10-KSB were restated, whereby all telemarketing and fulfillment costs are expensed as incurred. Previously these costs were expensed after 45 days. All references to the annual report on form 10-KSB/A in this quarterly report on form 10-QSB/A, have been changed to reflect this restatement. Also, unaudited interim financial information for the three months and nine months ended September 30, 2002, has been restated.

         Additionally, during the quarter, the Company corrected the calculation of unearned revenue which was based on gross billings. Since revenue recognition is based upon collectibility or net billings, the deferred was overstated and the originally reported revenue for the quarter was lower than actual.


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



     Comparison of the 3rd Quarter and year to date 2002 to the 3rd Quarter and year to date 2001


                                          Third Quarter Comparison between 2002 and 2001

Item                                3rd Quarter 2002    3rd Quarter 2001        Change Amount
----                                ----------------    ----------------        -------------
                                       (Restated)          (Restated)              (Restated)
Revenues                              $ 7,974,025          $   307,830           $ 7,666,195
Cost of sales                         $ 6,133,040          $   515,417           $ 5,617,623
Selling, General and
Administrative Expenses               $ 2,458,341          $   411,149           $ 2,047,192
Depreciation, Amortization
and Interest Expense                  $   174,610          $ 1,256,322           $(1,081,712)
Net Income (Loss)                     $  (792,843)         $(1,909,420)          $ 1,116,577

                                          Year to Date Comparison between 2002 and 2001

Item                                Nine Months 2002    Nine Months 2001        Change Amount
----                                ----------------    -----------------       -------------
                                       (Restated)          (Restated)              (Restated)
Revenues                             $ 13,134,896          $ 1,276,464           $11,858,432
Cost of sales                        $ 10,981,636          $ 1,195,940           $ 9,785,696
Selling, General and
Administrative Expenses              $  5,691,089          $ 1,405,873           $ 4,285,216
Depreciation, Amortization
And Interest Expense                 $    362,046          $ 3,179,301           $(2,817,255)
Net Income (Loss)                    $ (3,975,093)         $(4,504,650)          $  (529,557)
Cash, Accounts Receivable
And Prepaid Expenses, etc.           $  2,387,780          $   477,124           $ 1,910,656
Property and Equipment
(Net of depreciation)                $    400,702          $   201,466           $   199,236

The revenue derived from the Company's operating subsidiaries for the third quarter of 2002 was $7,974,025 as compared to the revenue derived for the third quarter of 2001 in the amount of $307,830. This resulted in an increase of $7,666,195. The revenue for the nine months in 2002 was $13,134,896 as compared to $1,276,464 in 2001 reflecting an increase of $11,858,432. The prior year's revenue included income from Savon which has terminated operations, and the revenue of National Online for only a portion of the year. This year's results includes nine months of National Online operations and Liberty Online operations for the third quarter only.

The cost of sales for the third quarter 2002 was $6,133,040 as compared to the third quarter 2001 of $515,417, an increase of $5,617,623. The cost of sales for the nine months in 2002 was $10,981,636 as compared to $1,195,940 in 2001 reflecting an increase of $9,785,696. A substantial portion of the increase resulted from a full period of National Online's operations.

Our gross profit increased in the third quarter 2002 from 2001 in the amount of $2,048,572. The gross profit for the nine month period of 2002 shows an increase of $2,040,836 over the same period in 2001. The gross profit percentage for the three month period in 2002 was 23.09% as compared to a negative 67.44% in 2001. The nine month period in 2002 was 16.2% versus 6.31% for the same period in 2001.

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


The $877 and $43,318 losses for the third quarter and nine month period from discontinued operations resulted from legal fees incurred by Savon. Our third quarter 2002 loss of $792,843 decreased by $1,116,577 from the same period in 2001 while the nine month loss decreased by $529,557 in 2002 to $3,975,093.


The Company cannot predict the effect that startup costs of the projected new businesses will have on revenue and income in subsequent periods.

Liquidity

The Company had a working capital deficit of approximately $8.2 million as of September 30, 2002. The deficit, in part, results from the operations of National Online and Liberty Online. Collections from the customers are made through local telephone companies who receive our billing through third party billing companies. There was a lag of as much as ninety (90) days between the time services to our customers are initiated and when the Company receives the related revenue. One reason for the length of this time period is the related one month that free service is provided to the customer. While a lag exists in receipt of funds and the date services commence, there was no corresponding lag in the company's payables, including telemarketing fees, communications costs and other costs of obtaining and maintaining these customers. Telemarketing fees were due shortly after a customer was signed.

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

Dated: March 3, 2003            EPIXTAR Corp.
                                Formerly Global Asset Holdings, Incorporated
                                (Registrant)


                                By:
                                Irving Greenman
                                Chief Financial Officer

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


Date:  March 3, 2003

Irving Greenman
Chief Financial Officer

                                 CERTIFICATIONS*
                                 ---------------


         I, Martin Miller, certify that:


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


Date: March 3, 2003

Martin Miller
Chief Executive Officer