Form 10KSB
period 2002-12-31
GLOBAL ASSET HOLDINGS INC
filed 2003-04-11
CIK 1099730

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549


                                ---------------


                                  FORM 10-KSB

(Mark One)

/X/ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the fiscal year ended        December 31, 2002        .
                                    ---------------------------------

                                       OR


/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.


         For the transition period from __________ to __________


                        Commission file number 011-15489
                                               ----------

                                  EPIXTAR CORP.


                     (FORMERLY GLOBAL ASSET HOLDINGS, INC.)

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

Common Stock, par value $0.001 per share

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for past 90 days. Yes  X   No
                                                         -----    --------

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

/X/ Issuer's revenues for its most recent fiscal year were $26,250,851

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of April 9, 2003, based on the average of the closing bid and asked prices for such shares on such date, was approximately $7,162,352.

The number of shares outstanding of each of the issuer's classes of common equity, as of April 9, 2003 was 10,503,000.

         Transitional Small Business Disclosure Format (check one):
         Yes    / /            No  /X/


                       DOCUMENTS INCORPORATED BY REFERENCE


Not applicable

Forward Looking Statements

Certain statements contained herein may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements are subject to various known and unknown risks and uncertainties and the Company cautions you that any forward-looking information provided by or on behalf of the Company is not a guarantee of future performance. Our actual results could differ from those anticipated by such forward-looking statements due to a number of factors, some of which are beyond the Company's control, including (i) the volatile and competitive nature of our industry, (ii) change in domestic and foreign economic and market conditions,
(iii) the effect of federal, state and foreign regulation on the Company's business , (iv) Changes in technology, (v) changes in charges of third providers , (iv) failure of third parties in performing services to us and (vii) the continued acceptance of our products and the future acceptance of new services and products. The Company does not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which any statement is made or to reflect the occurrence of unanticipated events.

                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS.

Company History

We were organized as a Florida corporation in June 1994 under the name Pasta Bella, Inc. In 1997 we changed our name to Global Asset Holdings, Inc. The Company changed its name to Epixtar Corp in 2002 and its shares of common stock are listed on the Over-the-Counter Bulletin Board and traded under the ticker symbol "EPXR", which presently contributes minimum revenues.

The Company was formed to acquire other entities or businesses. On November 14, 2000, the Company acquired an 80% membership interest in SavOnCalling.com, LLC ("SavOn"). SavOn was engaged in the marketing and resale of domestic and international telecommunications services. On March 31, 2001, the Company acquired 100% of the outstanding shares of National Online Services, Inc. ("National Online"). National Online provides Internet related services to small business subscribers marketing through independent telemarketers. In addition to the internet related services, the Company introduced additional products in 2002.

Unless otherwise indicated by the context, references to the Company shall also include its subsidiaries.The Company shall also be referred to as "we" or "us" or "our".

Internet Service Providers

Substantially all the Company's revenues for 2002 were derived from sales of internet provider services for small businesses. These products were primarily sold by two subsidiaries National Online and liberty Online Services Inc. ("Liberty Online") Both market substantially similar products but Liberty Online includes a telephone calling card. Both subsidiaries, and other subsidiaries marketing variations of our services, shall be referred to as the "Internet Subsidiaries".

National Online is the developer of the Web portal - TrueYellowPages.net. Both subsidiaries market membership primarily to small business subscribers, much like America Online(R) markets membership exclusively to residential customers. It is estimated that a substantial number of small businesses in the United States still do not have an online presence. The Internet Subsidiaries supply the needs of this class of small business by providing nationwide unlimited Internet access and e-mail service; developing unique branded and customized Web sites and hosting services; featuring the business prominently in the online True Yellow Pages directory; registering the member-business in several of major search engines; and, delivering simple online solutions for several areas of the member-business - all administered as one service for one monthly fee which is billed to the member's local telephone bill.

Internet/Technology
-------------------

The Internet Subsidiaries utilize the underlying dial-up network services of Qwest and UUNet. Customers receive customizable web sites, dial-up Internet access and up to six e-mail accounts.

Our core customer network infrastructure is maintained in colocation facilities equipped with redundant systems located in Virginia and Florida. The web, e-mail, database and authentication servers are comprised of Microsoft based systems. All management of the systems takes place from the corporate offices in Florida.

Business Model
--------------

The Company markets its products through independent telemarketers. The personnel of these telemarketers receive required training and the telemarketers use scripts and procedures developed by the Company. The Company believes that the methodology utilized by its Internet Subsidiaries could be utilized for other products and services and we have done so.

While emphasizing the Internet Subsidiaries, the following description is applicable to other of the Company's products and services.

General-Sales Cycle
-------------------

We acquire customers by direct contact through outsourced telemarketing. Each prospect is offered a 30-day free trial of the service which begins upon receipt of their welcome kit described below. In the case of our Internet Subsidiaries the value proposition of the low cost directory listing, web page and entire Internet access features is described through a sales script that is presented to potential customers by the agents of the call centers. Lists of potential clients are provided by us to the call centers. We purchases these lists after filtering out businesses that are a) not appropriate demographically, b) not in an Internet service area, c) not billable through one of our third party billing houses, or d) on a state no-call list.

To qualify for the free-trial offer, the respondent provides advance consent for billing should he choose to remain a customer after the free-trial period ends. The authorization for billing is digitally recorded for compliance and quality control purposes. A charge for service or product is submitted to the customer's phone company for billing and collection every month thereafter on the anniversary of the conclusion of the free-trail period.

At the close of each business day, the call centers upload to our servers the sales data and recordings. Sales data files are then re-checked to insure accuracy and completeness. Our quality control team monitors audio recordings from each call center.

Upon completion of the quality control process the sales data files are processed to automatically create customer websites in a variety of styles utilizing the customer provided information. Internet Subsidiaries then utilize Standard Industry Classifications (SIC code) to add generic images to the website. E-mail and dial-up accounts are established upon acceptance. The files are then processed to cause a Welcome Kit to be sent by mail.


Every Welcome Kit that is personalized for each customer and sent with an Internet access CD-Rom, instructions for e-mail and website customization, and complete terms and conditions pertaining to the customer's obligation to cancel should he or she elect not to continue the service. We utilize contracted fulfillment houses to process the mailings.

The billing department processes each customer's charges monthly on the anniversary date of the completion of his trial period. Charges are processed through third-party clearinghouses that possess the direct contracts with the local phone companies (LEC) servicing our mutual customers.

Telemarketers
-------------

The telemarketers we utilize are presently located in the Philippines, the Caribbean, India and the United States. Our arrangement with the telemarketers provides for the solicitation of customers in the United States solely with leads provided by us using our approved sales,including required script, and verification procedures. The telemarketer is required to follow quality assurance procedures including the voice recording of the customers acceptance of the terms of the Company's offering. The sales verification process is recorded to prevent violations of law as well as to ensure quality and compliance. The telemarketer is not permitted to seek leads independently or to deviate from the script and procedures. To assure compliance, the Company trains the telemarketers and monitors compliance with its requirements including periodic site visits and in some cases locating personnel at the site.

The telemarketer is entitled to a fee when it obtains a customer even if the customer cancels after the trial period. The Company however can withhold payments from the telemarketer for customers improperly obtained and may terminate the arrangement for material breaches of its marketing agreement and has done so. During the third quarter we implemented a pervasive quality assurance program to insure that our call centers meet required quality standards. This program includes of a review of all sales verification recording files by an independent business process outsource company based in Manila, Philippines. Based on these monitoring activities, certain improprieties were discovered at three of the Company's seven contact centers based in India. As a consequence, we suspended sales activities at these India centers to conduct a thorough investigation of those operations. The investigation was recently concluded with a series of measures currently being implemented to prevent future issues from arising. Another result of this action was the temporary suspension of One Nation Calling Plan sales because the Company placed this product for sale through these Indian outlets.

Third-Party Billing Companies
-----------------------------

We utilize the services of independent third party billing houses. These independent clearinghouses perform several significant functions on the Company's behalf. We submit our billing to one or more billing companies on a weekly basis. These bills are screened to eliminate customers who are not on a phone system which accepts billing or otherwise does not qualify. The bills are then submitted to the respective LEC which in turn bills the customer. Collected funds are typically remitted to us within 60 to 90 days. Some billing companies offer advance funding arrangements with the availability and extent of funding differing greatly. One of these is terminating our relationship. The billing agent may also have contact with the customer when questions arise concerning the bill.


Retention Campaign
------------------

We utilize various methods to retain customers during the free trial period and continuing into their normal service life. It is far less costly to retain a customer than to obtain a new one. Customer care representatives charged with retention have a number of tools available to them, foremost of which is adjusting the terms of membership to be more favorable to the customers. These may include a more competitive price, providing a free calling card and/or software.

Customer Care
-------------

During the third quarter we expanded our customer care capacity to include an outsourced call center in addition to our Miami on-premises facility to handle customer care calls. Customers might call customer care for a variety of reasons including technical questions about the Internet access, e-mail configuration or website editing; service questions such as what is their billing date or end of trial date; questions regarding phone card usage; premium redemption requests; cancellations; or other issues regarding the service or billing. The Company staffs approximately sixteen full time trained customer care specialists (CCS). Customer Care personnel are subject to continual formal and informal training. Our outsourced facility employs approximately ninety persons.

Each CCS has instantaneous access to relevant customer data including direct access to a customer's website and account configuration to provide technical assistance, a chronological history of events including sale, fulfillment, billing and inquiries. Calls arrive at the center either directly from calling customers or are transferred from the relevant billing companies whose 800 numbers generally appear on the customers' phone bill.


The Customer Care personnel also are engaged in our retention policy and in regulatory and compliance matters.

Regulatory and Compliance Matters
---------------------------------

We operate in a regulated business environment. In order to maintain our ability to serve customers and collect revenue, the Company has taken a proactive approach to resolving regulatory complaints or inquiries.

The Customer Care department has primary responsibility for compliance matters, although calls are transferred to customer care management when the representative can not resolve the situation. Most often, a resolution is achieved Despite our efforts we have received numerous customer complaints, through State or Federal regulatory authorities and the better business bureau. Most often, these complaints are then passed on to us with the expectation of a formal response and propose resolution.

Most of the regulatory and compliance issues revolve around allegations of unauthorized LEC billing. State Public Service Commissions, State Attorney General Offices, and the FCC attempt to prevent "cramming" or the addition of a specific charge or charges to a customer's local telephone bill without the proper authorization. We do not approve, or participate in, cramming. Our internal procedures reflect an absolute prohibition and zero tolerance for cramming. Through our billing agreements we have agreed to adhere to the highest disclosure standards. Our compliance policy includes the requirement that the telemarketer, among other things, use an approved sales script and follow a prescribed verification procedure. We record each customer authorization and store the digital file for retrieval if needed to show compliance with the law.

Despite our substantial efforts to minimize complaints, we are subject to inquires as well as formal proceedings in several states. In two states, we are negotiating settlements, which we believe will result in total fines of less than $20000 and a possible script change. While we believe our script is fully compliant with all regulations and not misleading we will agree to the change as part of an ongoing policy of complying with all regulators,including those of state consumer protection agencies. We have also agreed to a temporary restraining order in Missouri barring one of our operating subsidiaries from certain business practices related to this allegation in that state placing charges on telephone bills without the proper authorization. We intend to contest the imposition of a permanent injunction. We are also subject to an investigatory subpoena in Florida and are cooperating fully.

In addition to proceedings described above, customer complaints have resulted in the termination of arrangements with a billing house and a Lec. We do not believe these terminations will have an impact on current revenues but future complaints may lead to further terminations. We therefore have redoubled our compliance efforts as discussed above.

Other Activity

During 2002, the Company introduced three new products: Financial Freedom, One Nation Calling Plan and Small Business Advantage now changed to Business to Business Advantage.

Financial Freedom was the result of a partnership between us and the Financial Freedom Foundation (FFF), a not-for-profit entity to create a credit awareness and improvement product billed through bank account debit or ACH. The product bundle, a financial education kit and a stored value MasterCard, offered consumers the resources to effectively create budgets, make informed buying and credit decisions, and participate in an economy increasingly geared to card-based payments. During test marketing of the Financial Freedom bundle, the rules governing ACH-type debits changed dramatically rendering the product impractical to bill. The Company therefore terminated the program during the fourth quarter.

Our new Long Distance product, The One Nation Calling Plan, is what the Company believes a competitive offering targeted at small businesses and delivers long distance, travel card, and toll-free access as well as e-mail service, customized Web site and hosting, directory listings and search engine notification. The service is built upon a reseller agreement with a tier-one long distance carrier and provides One Nation customers with a long distance package. To date, we have secured Intrastate certifications in 25 states with an additional 15 in process. Concurrently, the Company has secured a Global 214 certification, which permits us to deliver international traffic.

The Business to Business Advantage Online combines the features of a Business-to-Business Internet Service Provider with extensive services tailored for the small to medium sized businesses. This product provides portal access to a third party service which provides extensive accounting and legal resources, including legal forms and will serve as a focal point for future product delivery. The Company began sales activities for SBA Online during the last quarter and is encouraged by market receptivity and customer retention.

The Company's subsidiary One World Public Communications Corp. began providing international direct dial service for coin telephones in2001. Revenues from this service have been minimal.We believe this business has potential but we have devoted our resources to our other operations.

 The Company also has plans to market its expertise it acquired in developing and marketing its products..The Company has also formed a new subsidiary for the purpose of opening or acquiring foreign telemarketing centers alone or with third parties. The Company contemplates either spinning off this subsidiary or offering its shares to the public.

The Company is continually looking at products and services to market. Occasionally we will introduce a product or service unsuccessfully as occurred with Financial Freedom as discussed above.Even though this marketing of this product was discontinued we believe we gained valuable knowledge on test marketing from this experience.


Employees

As of March 31, 2003, the Company had 58 employees. Of such number of employees 10 employees are engaged in engineering and computer systems; 9 employees are engaged in marketing and sales; 23 employees are engaged in administration and finance, including officers of the Company and 16 in customer services and compliance.

Competition

The Company's subsidiaries face intense competition in the marketing and sale of its services and products. In addition, there is intense competition to obtain the products and services the Company will seek to market. Many of these services and products are sought after or marketed by companies, which are well established, have reputations for success in the development and sale of services and products and have significantly greater financial, marketing, distribution, personnel, and other resources than the Company. These resources permit such companies to implement extensive advertising and promotional campaigns, both generally and in response to efforts by additional competitors to enter into new markets and introduce new services and products.

                                  RISK FACTORS


There are various risks, including those described below, relating to the Company which should be carefully considered .

THE COMPANY HAS EXPERIENCED LOSSES FROM OPERATIONS AND MAY HAVE LOSSES IN
-------------------------------------------------------------------------
THE FUTURE.
-----------

The Company had no operations prior to November 2000 and has losses in each year of its existence. It has had losses of $16,519,087 and $2,910,807 respectively for the years ended December 31, 2001 and December 31, 2002. It has an accumulated deficit of $19,725,864. The Company had an operating profit for the fourth quarter of 2002 but there is no assurance that it will continue to have an operating profit or will operate profitably in the future.

CHANGE IN ACCOUNTING POLICY AND RESTATEMENT
-------------------------------------------

In 2002 the Company determined to change its accounting policy to recognize telemarketing and fulfillment costs as incurred. Prior to the change, the Company recognized this expense 45 days after it was incurred when the customer was billed so that expense matched income. As a result of the change (which is solely a timing issue) the Company has restated its prior financial statements, which increased the loss in prior periods.

THE COMPANY MUST INCREASE ITS CUSTOMER BASE
-------------------------------------------

Due to attrition of new customers, we constantly seek to retain our existing customer base and tofind new customers through telemarketing efforts for existing products and with the introduction of new products. If these efforts are unsuccessful, the Company's future operations could be negatively impacted.

GOING CONCERN CONSIDERATION,LIQUIDLY PROBLEMS AND POSSIBLE NEED FOR ADDITIONAL
------------------------------------------------------------------------------
CAPITAL
-------

The Company has experienced liquidity problems in the past arising primarily from its obligation to pay vendors prior to receipt of funds from customers. Our customers receive one-month free service and may make payment 60 to 90 thereafter. In addition, we have expended substantial sums to obtain new products and enhance our infrastructure. As a result, we had a loss in 2002 and on December 31, 2002,and we had a working capital deficiency. In 2002 we had positive cash flow and believe we have sufficient capital from cash flow for the foreseeable future for present operations . Because of our losses and working capital deficiency our financial statements have a going concern limitation even .. We are exploring financing alternatives to eliminate this limitation and to obtain addition funds. There is no assurance we will be able to obtain financing upon favorable terms.

INTANGIBLE ASSETS - POSSIBLE WRITE DOWN OF GOODWILL
---------------------------------------------------

The assets of the Company include $16,801,354 of goodwill . This reflects the excess of acquisition cost, over the value of the Company's National Online, Inc. subsidiary less prior amortization. Under present accounting rules this asset may be written down, in whole or in part, if it is unlikely that the full amount of excess value will be realized. Based on an independent appraisal we have not written down any amount of this good will in 2002. Any write down in the future will be treated as an expense and reduce income.We also have included approximately $958,000 debt restructuring cost as an asset as of December 31,2002. This will be amortized over a forty-one month period.

THE COMPANY DEPENDS UPON THIRD-PARTY VENDORS FOR COLLECTION OF ITS ACCOUNTS
---------------------------------------------------------------------------
RECEIVABLE AND TELEMARKETING AND OTHER FUNCTIONS.
-------------------------------------------------

Our subsidiaries rely on third party vendors including clearing agents for collection of our receivables and independent telemarketing firms and fulfillment houses to obtain new customers. Most of our subsidiaries utilize the local telephone companies to bill customers. In addition, the Company considering outsourcing additional functions.While the Company believes there are potential replacements for its present vendors there is no assurance the Company will be able to find adequate replacements upon suitable terms. The Company may be substantially adversely affected by the loss of any third party provider.

The Company could also be adversely affected in numerous ways by failures of these third parties. The number of customers obtained could be below expectations because of the failure of the telemarketers. Telemarketers are required to adhere to script and procedures to insure compliance with law. The failure of the telemarketers to do so could lead to adverse public relations, government sanctions and customer complaints. Local telephone companies and billing agents have limited or declined any dealings with us. There could be unanticipated failures in any additional outsourcing relationships. Because the Company's receivables collected by a clearing agent are not segregated, the Company could lose these funds upon any bankruptcy of a clearing agent.

GOVERNMENT REGULATION AND CUSTOMER COMPLAINTS.
----------------------------------------------

The Company's subsidiaries are subject to various governmental agencies including the Federal Communication Commission and the Federal Trade Commission. Those latter and other federal and state agencies regulate telemarketing and other marketing activities. The Company believes it is in material compliance with all these regulations. While it has imposed strict controls on the telemarketers, there is no assurance that telemarketers will always comply with legal requirements. The Company receives customer complaints directly and through the better business bureau and regulatory agencies. The Company, through counsel, including in-house counsel, attempts to address all these complaints. If the Company were ever found to have materially violated governmental regulations it may be fined, and may be required to cease or modify its business plans or otherwise limit operations, any of which could have a substantial adverse effect on the Company. Because of the costs involved to defend, the Company accepted a temporary restriction in one state where sales were immaterial. It also has agreed to pay fines in an insubstantial amount and change its script to settle state regulatory matters. If the regulations change the Company could be adversely affected if it is unable to meet any material change in regulation.

If we lose the services of our key personnel, our business and stock price could suffer.

Our future success depends in large part on the continued services of a number of our key personnel. The Company may be adversely affected if it loses their services.

OUR COMMON STOCK IS NOT LISTED ON NASDAQ AND IT MUST QUALIFY ON THE NEW BULLETIN
--------------------------------------------------------------------------------
BOARD EXCHANGE.
---------------

Securities and Exchange Commission regulations impose additional requirements on broker-dealers when selling penny stocks to persons other than established customers and accredited investors. At the moment the Company does not believe it's securities are subject to these rules. In general, an accredited investor is a person with assets in excess of $1,000,000 or annual income exceeding $200,000 individually or $300,000 together with his or her spouse. The relevant SEC regulations generally define penny stocks to include any non-Nasdaq equity security with a market price (as defined in the regulations) of less than $5 per share. Under the penny stock regulations, a broker-dealer must make a special suitability determination as to the purchaser and must have the purchaser's prior written consent to the transaction. Prior to any transaction in a penny stock covered by these rules, a broker-dealer must deliver a disclosure schedule about the penny stock market prepared by the SEC. Broker-dealers must also make disclosure concerning commissions payable to both the broker-dealer and any registered representative and provide current quotations for the securities. Finally, broker-dealers are required to send monthly statements disclosing recent price information for the penny stock held in an account and information on the limited market in penny stocks.

If our common stock were to be classified as a penny stock, these rules may discourage broker-dealers from effecting transactions in our common stock or affect their ability to sell our securities. As a result, purchasers and current holders of our securities could find it more difficult to sell their securities.

The current bulletin board will be disbanded and replaced by a new bulletin board exchange. There is no insurance the company will be able to meet the requirement, of this new exchange. If it does not the liquidly of the Company's securities will be severely adversely effected.

OUR BUSINESS IS HIGHLY COMPETITIVE
----------------------------------

Many companies offer products and services similar to those offered by the Company. Many of these services and products are marketed by firms that are well established, have reputations for success in the development and sale of some services and products and have significantly greater financial, marketing, distribution, personnel, and other resources than the Company. These resources permit such firms to implement extensive advertising and promotional campaigns, both generally and in response to efforts by additional competitors to enter into new markets and introduce or compete for new services and products. There can be no assurance that competitors will not develop products or services that are superior to the Company's products and services. Further, there can be no assurance that the Company will not experience additional price competition, and that such competition may not adversely affect the Company's financial position and results of operations.

BANKRUPTCY OF SUBSIDIARY
------------------------

Savon, a wholly owned subsidiary has filed for protection under chapter X1 of the Bankruptcy code. This subsidiary's present operations generate little or no income and it was subject to a lawsuit seeking substantial damages.

FOREIGN OPERATIONS
------------------

Substantially all the company's sales are domestic but it relies on a number of offshore telemarketers. To this extent, its business is subject to the risks of doing business abroad.

NEW CORPORATE GOVERNANCE RULES
------------------------------

In the wake of Enron and other corporate scandals, new strict corporate governance rules were enacted. The company cannot determine the full impact of these rules except that these rules will increase the Company's expenses.

OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE, SO THE RESULTS OF ONE QUARTER ARE
--------------------------------------------------------------------------------
NOT NECESSARILY INDICATIVE OF RESULTS IN THE SUCCEEDING QUARTER.
----------------------------------------------------------------

Because most of our customers are in the retail or consumer-products businesses and can be affected simultaneously by the same economic factors, our operating results can vary significantly from one quarter to the next. Our customers' spending tends to cluster in some periods and quarterely results may vary based on the introduction of new products Therefore you should not expect that our results for any one quarter can be predictive of our performance in the next succeeding quarter. Likewise, you should not use the results for any particular quarter to predict our performance in the similar period in any future year.

STOCK OWNERSHIP OF OUR PRINCIPAL SHAREHOLDERS COULD DELAY OR PREVENT STOCKHOLDER
--------------------------------------------------------------------------------
ACTIONS.
--------

Principal stockholders beneficially own over 70 %of our outstanding common stock and may be able to control decisions on corporate matters, including election of directors, increases in our authorized capital stock, dissolution and merger or sale of assets, and they will be able generally to direct our affairs. This concentration of ownership may also have the effect of delaying, deferring or preventing a change in control of the Company and make transactions that could give our public, minority stockholders the opportunity to realize a premium over the then-prevailing market price for shares of common stock more difficult or impossible.

ITEM 2.   DESCRIPTION OF PROPERTY

This property consists of approximately 7,609 square feet of office space in total located separate suites at 11900 Biscayne Blvd., Miami, Florida, 33181. The leases for these suites expire September 30, 2006. The annual rental of these lease totals approximately $139,000. We have an agreement in principle to enter into a new lease at our present location replacing existing arrangements, eliminating some existing space and obtaining new and larger substitute space. Pursuant to this arrangement we would lease a total of approximately 16,800 square feet. It is contemplated that the lease will be for five years at annual rentals ranging from approximately $328,000 to approximately $380,000 in the final year.

ITEM 3.   LEGAL PROCEEDINGS

In August 2002 the Company's subsidiary, SavOn, filed a petition under Chapter 11 under the United States Bankruptcy code in United States Bankruptcy Court for the Southern District of Florida. Savon was as a defendant in a lawsuit brought by Global Crossing Bandwidth, Inc. ("Global Crossing" which has no relationship with the Company). Global Crossing,a wholesale telecommunications carrier , had an agreement with SavOn to provide service to Savon. Global Crossing alleged $21,000,000 damages for breach of contract in its complaint, filed in the United States District Court for the Eastern District of Michigan.

SavOn had asserted counterclaims against Global Crossing for breach of the agreement and tortious interference with customers. In conjunction with Global Crossing's pending Chapter 11 proceeding, our counterclaim has been stayed. While we could not obtain a judgement against Global Crossing we would incur substantial defense costs. Savon therefore filed for protection under the bankruptcy code.

See Business- Regulatory and Compliance Matters for a description of governmental proceedings arising in the normal course of business.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's annual meeting held on November 21, 2002 the following persons were elected as directors by the following vote

                             For               Against         Abstain

  Martin Miller              6,502,945         none            none
  David Berman               6,502,945         none            none
  Irving Greenman            6,502,945         none            none
  William Rhodes             6,502,945         none            none

Also at the meeting the shareholders voted to:

Change the name of the Company from Global Asset Holdings Inc. to Epixstar Corp. by the following vote:

6,502,945 for        none against      none abstain
-------------        ------------      ------------

Ratify the adoption of the 2001 Stock Option Plan by the following vote:

6,502,800 for        195 against      none abstain
-------------        -----------      ------------

                                     PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information. The Company's Common Stock has been quoted, under the symbol "GAHI," on the OTC Bulletin Board until January 2003 when the symbol was changed to EPXR as a result of our name change. Set forth below are the high and low closing bid quotations for our common stock for each quarter of the last two fiscal years, as reflected on the electronic bulletin board. The foregoing information is believed to be accurate, but is not guaranteed. The quotations listed below represent prices between dealers and do not include retail mark-up, markdown or commission, and there can be no assurance that they represent actual transactions.

    Fiscal Year 2002

             Quarter              High              Low
             -------              ----              -----
                                  ($)               ($)


                1st               $3.50            $0.68

                2nd               $0.83            $0.29

                3rd               $0.31            $0.31

                4th               $1.95            $0.28


    Fiscal Year 2001

             Quarter              High             Low
             -------              ----             ---
                                  ($)              ($)

              1st                 7.50             6.50
              2nd                 8.75             3.88
              3rd                 4.35             3.00
              4th                 4.75             2.40

Recent Sales of Unregistered Securities
---------------------------------------

In December the Company entered into an agreement which called for the issuance of 3,000,000 shares to a lender. The Company renegotiated the agreement and ultimately issued three year warrants to purchase 4,000,000 shares of common stock at an exercise price of $.50 per share. The Company believes the issuance was exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4 (2) thereof.

Security Holders.
-----------------

As of March 15, 2003, there were approximately 49 holders of record of the Company's common stock. Because a substantial portion of the shares of the Company are held by a depository company in nominee name, the Company believes the number of beneficial owners of the securities is substantially greater than 49.

Dividends.
----------

The Company has not paid any dividends on its common stock. The Company has no plans to declare dividends in the immediate future but may, from time to time, declare dividends in stock or cash .

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Plan of Operation
-----------------

The Company was organized for the purpose of acquiring other entities or businesses. Prior to November 2000, it had attempted to acquire several businesses, however, none of those acquisitions were completed. In November 2000, the Company acquired SavOn but has since discontinued the then business of this subsidiary. In March 2002, the Company acquired National Online and commenced operations during 2001. We also commenced operation of One World during 2001. We continued and expanded operations primarily with funds generated from operations, making considerable expenditures in staffing and infrastructure for our business.

General
-------

The following discussion and analysis should be read in conjunction with the financial statements and related notes contained elsewhere in this statement.

For information concerning the Company's results of operations for the last two fiscal years, see the Company's financial statements for those years and the notes to those statements contained elsewhere in this report.

2002 Fiscal Year Compared to 2001 Fiscal Year
---------------------------------------------

Item                         2002                 2001
----                         ----              ----------
                                               (RESTATED)

Revenues                  26,250,851           $  1,189,723

Cost of sales             17,781,967           $  1,684,615

Selling, General          10,231,843           $  2,298,048
and
Administrative
Expenses                                       $  2,298,048

Net Operating             (2,367,589)          $ (4,840,595)
 Income (Loss)

Net (Loss)                (2,410,887)          $(16,519,087)

Our revenues increased from $1,189,723 in 2001 to $26,250,851 in 2002. This resulted because we had a full year's sales of the Internet Subsidiaries as well as increased monthly volume in 2002.

Our gross profit was of $8,468,884 in 2002 compared to a loss of ($494,892) in 2001. The increase resulted from higher sales and the ability as a result of increased revenue to cover fixed costs accompanied by reductions in telemarketing and other third party costs per customers.

During 2002, our selling, general and administrative expenses increased from $2,298,048 from $10,233,529 reflecting higher personnel costs to meet increased volume and development of new products. We have outsourced many customer service functions and reduced our payroll expense substantially. As a result, these costs may decrease relatively.

Interest expense increased approximately $448,000 in 2002 as a result of increased borrowings. As a result of all of the foregoing, we had a loss from continuing operation of $2,402,571 in 2002 compared to a such loss of $4,840,595 in 2001. Amortization expenses in 2001 were was approximately $1,950,000 reflecting nine months of amortization of the the National Online acquisition which occurred in 2001. Because we discontinued SavOn's then operations in 2001 we had a loss of approximately $1,551,537 in 2001 from discontinued operations compared to $43,318 of these costs in 2002. Good will of $10,120,955 relating to SavOn was written off in 2001.

Liquidity
---------

Going Concern Considerations
----------------------------

The Company had a working capital deficit of approximately $3,138,392 as of December 31, 2002. This deficit combined with our loss of $2,445,889 during 2002 necessitated that our financial statements be qualified by going concern considerations. The Company has taken steps to change this status. We have been cash positive during 2002 and have been able to pay our bill in the ordinary course.. Moreover in the fourth quarter of 2002 (based on unaudited statements) we had an operating profit. In addition we are exploring various financing proposals.

We obtain customers through the efforts of telemarketers for which these telemarketers are paid a fee for their services within a short time after a customer is obtained. We also provide the first month's services free to customers. Since collections are made from local telephone companies billing through independent agents, there may be a lag of as much as ninety (90) days between the time services are invoiced and when the Company receives such revenue. While such lag exists in collecting receivables, there is no corresponding lag in the Company's payables, in the form of telemarketing fees, communications costs and other costs of obtaining and maintaining these customers. The size of the initial customer base was not sufficient to overcome the lag and therefore we had negative cash flow from this operation . We did however have positive cash flow in 2002.By that time, we had developed a sufficiently larger customer base to overcome this lag.

During 2003, The Company believes we will be able to meet our obligations from cash flow from operations for the immediate future, however, there is no assurance it will be able to do so. If the Company is not able to meet these obligations through cash flow from operations, it will be required to seek additional financing. There is no assurance the Company will be able to obtain such financing. Without such financing, the Company may not be able to meet its obligations in the future.

One of our billing houses which had advanced funds is terminating its relationship with us. We believe that we still will be able to pay our expenses in the ordinary course but the termination could have a future adverse impact. We are actively seeking replacement financing.

Existing Agreements - Modification
----------------------------------

As of October 31, 2001 the Company entered into a Security Agreement and issued a grid promissory note to Brookfield Investment Ltd. ("Brookfield") to cover the prior advances made by Brookfield and any future advances. Pursuant to the agreement, Brookfield may loan the Company amounts in the future but is not obligated to, nor has it done so. As of December 31, 2002, the Note was in the amount of $2,474,000, excluding outstanding interest. The note provided interest is to be paid when principle is paid. The note is repayable by the Company on demand and the principal amount (exclusive of interest accrued prior to the date of the note) accrues interest at a rate of 7% per year. The Security Agreement grants Brookfield a security interest in the accounts receivable of the Company and all its subsidiaries.

The Company and Brookfield modified the note in 2002 to defer demand for payment (except on certain defaults) until January 2005. Brookfield agreed to subordinate its security interest to financing lenders. The Company agreed to pay accrued interest on the note by July 2003 and issued Brookfield a warrant to purchase its shares of common stock at an exercise price of $.50 per share.

Seasonality
-----------

Generally, the Company's operations are not subject to seasonal factors. However, in December 2002 the Company reduced its telemarketing activities because it believed potential customers would be preoccuppied with holiday activities.

Restatement of Prior Financials
-------------------------------

Subsequent to the issuance of the Company's 2001 financial statements, management changed its accounting policy pursuant to which it now expenses all telemarketing and fulfillment costs for internet programs marketed by the Company as incurred. Previously these costs were expensed forty-five days after they were incurred, in order to coincide with the first billing to a customer obtained through its outside telemarketers. As a result, the Company has restated its consolidated balance sheet as of December 31, 2001 and as of last day of the following three calendar quarters and the related consolidated statements of operations, stockholders' equity and cash flows for the periods then ended. There was no restatement required for December 31, 2000.

Audit Committee
---------------

The Board of Directors acts as the Audit Committee under the rules of the Securities & Exchange Commission. The Board has no member who would qualify as a financial expert under the definition promulgated by the Securities & Exchange Commission. Based on its size and relative simplicity of the Company's financial statments the Company does not believe it is severely handicapped in fulfilling its obligations. Nevertheless, the Company intends to seek a person meeting the definition to serve on its board.

Ethics Code
-----------

The Company has adopted a code of ethics applicable to its chief executive officer and chief financial officer

ITEM 7.   FINANCIAL STATEMENTS.

See pages F-1 through F-21 attached hereto for copies of the audited financial statements of the Company for the year(s) ended December 31, 2002 and December 31, 2001. See Item 13 for a list of such financial statements.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

(a) Directors and Executive Officers.
-------------------------------------

Set forth below is information concerning the Company's directors and executive officers:

    Name            Age       Position
    ----            ---       ---------

Martin Miller       63        Chairman of the Board, Chief Executive Officer

William D. Rhodes   54        President, Director (President National Online)

Irving Greenman     67        Chief Financial Officer

David Srour         40        Executive Vice President-Chief Operating Officer

Ricardo Sablon      41        Senior Vice President-Chief Technology Officer

Gerald Dunne        41        Vice President-Chief Marketing Officer

David Berman        57        Director

Deborah Gambone     51        Vice President, Corporate Counsel and Secretary

Martin Miller has been a private investor for the last five years. During this period he also acted as a United States manager of corporate finance for a foreign investment group.

Irving Greenman the Chief Financial Officer of the Company has been employed by us since January 2000 in various executive capacities, including Chief Executive Officer. During the last twenty four years has served in various executive positions, including Chief Financial Officer and Chief Executive Officer, for the past twenty-five years. He was Chief Financial Officer for Kaleidoscope Media Group, Inc. (an Entertainment Company), Medica Media and Healthcare International, both of the latter companies in the healthcare field. Mr. Greenman is a Certified Public Accountant in New York and in Florida.

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

David Srour has served as the Executive Vice President-Chief Operating Officer of the Company since November, 2001. Prior to joining the Company, Mr. Srour was Senior Director of Information Service of CarrAmerica, a former client of his at KPMG Consulting in McLean, Virginia, where he was a Senior Manager from 2000 to 2001. At KPMG, Mr. Srour specialized in eCommerce, project management and process improvement consulting services for such clients as General Motors, Equity Office and Security Capital. Beginning in 1997, he spent four years at Ernst and Young LLP, providing information systems and process improvement consulting services including back office and eCommerce implementations. Mr. Srour also has significant telecommunications experience, including roles as COO of iTelsa and SmarTel Communications.

Ricardo Sablon is Vice President-Chief Technology Officer of the Company. Mr. Sablon was previously vice president and chief telephony engineer for Equalnet Communications. Mr. Sablon was a founder of FreeCaller Communications, an advertiser sponsored long distance service that he patented. In 1991, Mr. Sablon was the chief executive of CaribeCom, a company that provided the first post-embargo commercial direct-dial service to Cuba from the United States.

Gerald M. Dunne is Senior Vice President-Chief Marketing Officer of the Company he was formally the Chairman and Chief Executive Officer of Group Long Distance Inc., a NASDAQ traded long distance reseller. Mr. Dunne led the Company to over 200,000 residential and small business subscribers before leaving to become Chief Executive of the Company subsidiary, One World Public Communications Corp.

Deborah Gambone has been corporate counsel of the Company since December 2001 and was elected Secretary and a Vice President of the Company in November 2002. From February 1997 through April 2001 she was counsel to several firms: Vicon Group February 1997 to November 1998, International Research Group, Inc. March 1999 to December 1999, Telecomputing, Inc. January 2000 to March 2001. From April 2001 to November 2001 she was an independent practitioner.

David Berman is a practicing attorney in Miami, Florida and the Company's outside director. For the previous four years, Mr. Berman has been a partner in Berman & Berman, a partnership in Miami, Florida specializing in tax law.

Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

Based upon the Company's review of Forms 3, 4 and 5, and amendments thereto, if any, furnished to the Company under Rule 16a-3(e) during and with respect to the Company's most recent fiscal year other than Martin Miller and Stanley Myatt who were late in filing, no person who, at any time during the Company's last fiscal year, was an officer, director or beneficial owner of more than 10 percent of the Company's common stock reported on any of the foregoing forms, failed to file, on a timely basis, any reports required by Section 16(a) of the Exchange Act.

ITEM 10.   EXECUTIVE COMPENSATION.

The following table sets forth information concerning compensation paid or accrued by us or any of our subsidiaries for services rendered during the fiscal year ended December 31, 2002 by all persons who acted as a Chief Executive Officer and for the four highest paid officers earning in excess of $100,000 during 2002. Mr. Greenman did not receive compensation prior to the year 2001.(All such persons shall be referred to as the "Named Officers")

                           SUMMARY COMPENSATION TABLE
                           --------------------------

Annual Compensation      Long-Term Compensation Securities Underlying

Name and                                             Bonus
Principal Position       Year       Salary ($)     Awards ($)       Options
-------------------      ----      ----------     -----------       -------
Martin Miller            2002        None              --            --

Irving Greenman          2002       $300,000     $ 75,000
Chairman and CEO         2001        200,000                       200,000
(2000 through 10/02

William Rhodes                       151,630      $25,000
David Srour                          186,969      $50,000
Gerald Dunne                         146,315      $50,000
Richard Sablon                       141,219      $25,000

Mr. Greenman was Chief Executive Officer for a portion of 2002 until Mr. Martin Miller assumed that position.

OPTIONS
-------

Set forth below with respect to the Named Officers is further information concerning options to purchase common stock under the Company's stock option plans.

Options Granted
---------------

No options were granted to any Named Officer in 2002:

Options Exercised and Options Retained
--------------------------------------

No option was exercised by any Named Officer in 2002.

Set forth below is certain information relating to options retained by Named Officers :

                         Exercisable               Unexercisable

Irving Greenman            66,667                    133,333

William Rhodes             33,333                     66,667

David Srour                13,333                     26,667

Richard Sablon             50,000                    100,000

Gerald Dunne               16,667                    33,333




The market price on December 31, 2002 was $1.85. The exercise price of all options is $2.50. Therefore the options were not in the money.

Stock Option Plans
------------------

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

Under the Option Plan, an eligible person is any person who, at the applicable time of the grant or award under the Option Plan, is an employee, a director and/or a consultant or advisor of ours, or of any parent or subsidiary. An award can consist of: (i) an outright grant of shares of common stock or (ii) the grant of options to purchase shares of Common Stock. As of December 31, 2001, there were options outstanding to purchase1,000,000 shares of common stock under the Option Plan. An additional 100,000 was awarded to a director in 2002, while 171,000 were forfeited leaving a balance of options to purchase 929,000 shares outstanding as of December 31, 2002. Of these shares, 740,000 shares are subject to options granted to officers and directors with the balance subject to options granted to non-officer employees.

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

Director Compensation
---------------------

The Company has no compensation arrangements with its directors. It has however in July 2002 granted a stock option to David Berman pursuant to its Stock Option Plan. This option is to produce 100,000 shares at fifty two cents per share and is substantially similar to the options granted executive officer.

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

 Name and Address of                     Number of Shares          Approximate
  Beneficial Owner                      Beneficially Owned         Percentage
-----------------------                  -----------------         -----------
Martin Miller (1)(2)..............         2,898,921                  29%
Stanley Myatt (1).................         2,803,000                  28%
Sheldon Goldstein.................           900,000                 8.6%
Irving Greenman (3)...............            66,667                   *
William Rhodes (3)................            33,333                   *
David Berman (3)..................              none
David Srour (3)...................            13,333
Richard Sablon (3)................            50,000                   *
Gerald Dunne (3)..................            16,667                   *
Brookfield Investors Ltd (4)......           770,000                 7.7%
By all officers and
  Directors as a group(1)(3)......         3,078,921                30.2%

(1) Including 5,606,000 shares, registered in the name of Trans Voice, LLC. Each of Messrs. Miller and Myatt is deemed to beneficially own this percentage of the Company by virtue of their equal 50% ownership of Trans Voice Investments Inc. which owns 100% of Trans Voice LLC.

(2) Includes 95,921 shares owned by Mr. Miller and his spouse. It does not include 122,500 shares owned by his spouse which Mr. Miller denies any beneficial ownership.

(3) Represents shares underlying options exercisable within 60 days. In addition to these aforesaid options additional shares are subject to options not exercisable within 60 days as follows:

          Irving Greenman                              133,333
          William Rhodes                                66,667
          David Berman                                 100,000
          David Srour                                   26,667
          Richard Sablon                               100,000
          Gerald Dunne                                  33,333
          All officers and directors as a group        460,000

(4) The above does not include warrants to purchase 4,000,000 shares of our Common Stock. On April 1, 2003 Brookfield will be the beneficial owner of the underlying shares and it will own approximately 51.5% of the outstanding shares.

*   less than 1%

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

On March 31, 2001 the Company entered into an agreement to purchase National Online. The transaction was intended as a tax-free reorganization for federal income tax purposes with Global exchanging 2,000,000 of its shares for all of the outstanding shares of National Online pursuant to section 368(a)(1)(B) of the Internal Revenue Code of 1986. Prior to the transaction, the outstanding stock of National Online was owned as follows: 80% by Transvoice Ltd, and 20% by Sheldon Goldstein. Prior to the transaction, Transvoice Ltd. also held 2,000,000 shares or 33 1/3 of the stock of Global. Also, as part of the transaction, Global agreed to pay additional contingent considerations to the former shareholders of National Online. Such contingent consideration was payable, if during the eighteen month period commencing April 1, 2001 and ending September 30, 2002, the accumulated net after tax income of National Online was $1,200,000 or greater. In that event, the former shareholders of National Online were to receive that number of additional Global shares, valued at $10.00 per share, equivalent to the dollar value of the excess of net after tax income of National Online over $1,200,000. The former owners of National Online have claimed that the Company failed to commence National Online's operations timely and adequately fund it. As of November 30, 2001 the Company and shareholders agreed to eliminate the contingent right and settle all claims in consideration for an additional 2,500,000 shares of common stock of the Company.

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

         In the third quarter of 2002 we repaid loans aggregating $175,000 to Transvoice Inc. and Stanley Myatt. The loans bore interest at seven percent per annum.

         Based upon agreements in principle reached on November 20,2002 the Company entered into an agreement on December 6, 2002 relating to its note to Brookfield Investments Ltd.("Brookfield"). The note is in the amount of approximately $2,800,000 and due on demand. The Company obtained an agreement to defer demand for payment for over two years, and for Brookfield to subordinate its security interest in the Company's and its subsidiaries' accounts receivable to certain types of lenders. The Company agreed to issue 3,000,000 shares of the Company's restricted common stock and agreed to repay accrued interest by July 2003. In addition, the Company retained the right to prepay the loan without any penalty at any time. The stock was never issued pending negotiations that began in December 2002. After these negotiations, the parties determined to modify the agreement ab initio and issue warrants to Brookfield to purchase 4,000,000 shares of the Company's common stock at an exercise price of $.50 per share in lieu of issuing the 3,000,000 shares to Brookfield. The warrants are exercisable during the period from May 31, 2003 until May 31, 2006. The market price was forty ($.40) cents at the time of the agreement in principle in November 2002.

ITEM 13.   EXHIBITS AND REPORTS

(a) See Index to Financial Statements. (b) Exhibits to this report are as follows:

                                                 Location or
Exhibit                                        Incorporation by
 No.     Description of Document                 Reference
-------  -----------------------               -----------------
2.1      Exchange Agreement for the            Exhibit 10.23 to the Company's
         Purchase of Part of                   Form 8-K filed with the
         SavOnCalling.com, LLC between         Commission on 11/27/2000.
         Global Asset Holdings, Inc. and
         Transvoice Investments, Ltd.
         Dated November 14, 2000.

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

3.1(c)   Amendment to Certificate of          Filed herewith
         Incorporation November 2002

3.2      By-laws.                              Exhibit 3.2 to the Company's
                                               Form 10-SB filed with the
                                               Commission on 11/26/99

4.1      2001 Stock Option Plan

4.2      Warrants issued to Brookfield         Filed herewith
         Investments Ltd.

10.1     Agreement and Release by and
         among Transvoice Investments
         Ltd., Sheldon Goldstein and
         Global Asset Holdings, Inc.
         dated as of November 30, 2001

10.2     Brookfield Security Agreement
         dated as of October 31, 2001

10.2.1   Letter of Brookfield                  Filed herewith

10.3     Payment Agreement entered into
         as of October 31, 2001 between
         National Online Services, Inc.
         and Trans Voice Investments, Inc.

10.3.1   Amendment to Restated Payment         Filed herewith
         Agreement

10.4     Code of Ethics                        Filed herewith

(b) Reports on Form 8-K.

The Company did not file any reports on Form 8-K during the last quarter of 2001.

ITEM 14. CONTROLS AND PROCEDURES

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

The Company's chief executive officer, after supervising and participating in an evaluation of the effectiveness of the Company's internal and disclosure controls and procedures during the first quarter ended March 31,2003 has concluded that as of the evaluation date, the Company's internal and disclosure controls and procedures were effective.

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

                                  EPIXTAR CORP.


Dated:   April 11, 2003           By:  /s/ Irving Greenman
                                       -------------------------------
                                       Irving Greenman,
                                       Chief Financial Officer
                                       and Chief Accounting Officer


In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Signature                Title                                     Date
---------                ------                                    -----

/s/ Martin Miller
----------------------   Chief Executive Officer,              April 11, 2003
Martin Miller            Director

/s/ Irving Greenman
----------------------   Director, Chief Financial and         April 11, 2003
Irving Greenman          Accounting Officer

/s/ William Rhodes
----------------------   Director                              April 11, 2003
William Rhodes


----------------------   Director                              April 11, 2003
David Berman

                         EPIXTAR CORP. AND SUBSIDIARIES

                                    FORMERLY

              GLOBAL ASSET HOLDINGS, INCORPORATED AND SUBSIDIARIES

                              FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001
                                      with
                          INDEPENDENT AUDITORS' REPORT

                         EPIXTAR CORP. AND SUBSIDIARIES
          FORMERLY GLOBAL ASSET HOLDINGS, INCORPORATED AND SUBSIDIARIES

                                    CONTENTS


                 For the years ended December 31, 2002 and 2001

                                                                  PAGE #
                                                                  ------

Independent Auditors' Report                                       F-1

Financial Statements:

     Consolidated Balance Sheets                                   F-2

     Consolidated Statements of Operations                         F-3

     Consolidated Statements of Stockholders' Equity               F-4

     Consolidated Statements of Cash Flows                         F-5

     Notes to Consolidated Financial Statements                  F-6 - F-21

The Board of Directors
Epixtar Corp. and Subsidiaries
Formerly Global Asset Holdings, Incorporated and Subsidiaries
Miami, Florida

We have audited the accompanying consolidated balance sheets of Epixtar Corp. and Subsidiaries formerly Global Asset Holdings, Incorporated and Subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Epixtar Corp. and Subsidiaries formerly Global Asset Holdings, Incorporated and Subsidiaries as of December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a negative working capital, which raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are partially discussed in Notes 2 and 12.


Liebman Goldberg & Drogin, LLP
Garden City, New York

March 11, 2003

                         EPIXTAR CORP. AND SUBSIDIARIES
          FORMERLY GLOBAL ASSET HOLDINGS, INCORPORATED AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                  December 31,

                                                                         2002              2001
                                                                     ------------      ------------
                                                                                        (Restated)
                                     ASSETS
Current Assets:

     Cash and cash equivalents                                       $    722,674      $     73,883
     Accounts receivable - net                                          3,802,326           731,511
     Prepaid expenses and advances                                         59,940             1,666
     Debt restructuring costs - current portion                           500,000                 -
     Deferred billing costs                                               154,246            35,500
                                                                     ------------      ------------
         Total current assets                                           5,239,186           842,560
                                                                     ------------      ------------

Property and equipment, net of accumulated depreciation
     of $105,375 and $6,817                                               406,971           201,466
                                                                     ------------      ------------

Other Assets:
     Debt-restructuring costs - non current portion                       458,333                 -
     Goodwill (net of amortization)                                    16,801,359        16,801,359
     Deposits                                                              76,716            33,996
                                                                     ------------      ------------
         Total other assets                                            17,336,408        16,835,355
                                                                     ------------      ------------

Total assets                                                         $ 22,982,565      $ 17,879,381
                                                                     ============      ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
     Notes payable                                                   $    404,466      $  2,649,000
     Accounts payable                                                   3,211,934         1,176,943
     Accounts payable - subject to compromise                             385,401                 -
     Accrued expenses and taxes                                         1,398,664           127,325
     Deferred revenue                                                   2,897,693           355,001
     Capitalized lease obligations - current portion                       79,320            29,861
                                                                     ------------      ------------
         Total current liabilities                                      8,377,478         4,338,130
                                                                     ------------      ------------

Long-Term Liabilities:
     Note payable                                                       2,474,000                 -
     Capitalized lease obligations - non-current portion                   88,451            30,514
     Loan payable                                                               -            22,212
                                                                     ------------      ------------
         Total long-term liabilities                                    2,562,451            52,726
                                                                     ------------      ------------

         Total liabilities                                             10,939,929         4,390,856
                                                                     ------------      ------------

Commitments and Contingencies

Stockholders' Equity:
     Preferred stock, $.001 par value per share, 10,000,000
         shares authorized and -0- issued and outstanding                       -                 -
     Common stock, $.001 par value per share, 50,000,000
         shares authorized and 10,503,000 shares issued
         and outstanding in 2002 and 2001, respectively                    10,503            10,503
     Additional paid in capital in excess of par value                 31,757,997        30,757,997
     Accumulated deficit                                              (19,725,864)      (17,279,975)
                                                                     ------------      ------------
         Total stockholders' equity                                    12,042,636        13,488,525
                                                                     ------------      ------------

         Total liabilities and stockholders' equity                  $ 22,982,565      $ 17,879,381
                                                                     ============      ============

       See notes to consolidated financial statements

                         EPIXTAR CORP. AND SUBSIDIARIES
          FORMERLY GLOBAL ASSET HOLDINGS, INCORPORATED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                        For the years ended December 31,

                                                                  2002              2001
                                                              ------------      ------------
                                                                                 (Restated)

Revenues                                                      $ 26,250,851      $  1,189,723

Cost of sales                                                   17,781,967         1,684,615
                                                              ------------      ------------

Gross profit (loss)                                              8,468,884          (494,892)

Expenses:
     Selling, general and administrative                        10,233,529         2,298,048
                                                              ------------      ------------

(Loss) from operations                                          (1,764,645)       (2,792,940)
                                                              ------------      ------------

     Interest expense                                              539,369            90,597

     Depreciation                                                   98,557             6,817

     Amortization of purchased intangibles                               -         1,950,241
                                                              ------------      ------------

                                                                   637,926         2,047,655
                                                              ------------      ------------

     Loss from continuing operations                            (2,402,571)       (4,840,595)

     Loss from discontinued operation                              (43,318)       (1,551,537)

     Loss from disposal of discontinued operation
         (write-off of goodwill)                                         -       (10,126,955)
                                                              ------------      ------------

Net (loss)                                                    $ (2,445,889)     $(16,519,087)
                                                              ============      ============

Net (loss) per share (basic and diluted), based
    upon 10,503,000 and 7,758,693 weighted
    average shares outstanding for December 31,
    2002 and 2001, respectively                               $      (0.23)     $      (2.13)
                                                              ============      ============

                 See notes to consolidated financial statements

                         EPIXTAR CORP. AND SUBSIDIARIES
          FORMERLY GLOBAL ASSET HOLDINGS, INCORPORATED AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                 For the years ended December 31, 2002 and 2001

                                                      Common Stock               Additional
                                              -----------------------------       Paid in        Accumulated
                                                 Shares           Amount          Capital          Deficit
                                              ------------     ------------     ------------     ------------
Balance - January 1, 2001                        6,000,000     $      6,000     $ 11,999,000     $   (763,487)

Issuance of shares to acquire
    subsidiary                                   2,000,000            2,000       12,998,000            2,599

Issuance of shares re: cancellation
    of earnout provision                         2,500,000            2,500        5,747,500                -

Issuance of shares for services                      3,000                3           13,497     $          -

Net (loss) for the year
December 31, 2001-restated                               -                -                -      (16,519,087)
                                              ------------     ------------     ------------     ------------

Balance - December 31, 2001                     10,503,000           10,503       30,757,997      (17,279,975)

Issuance of warrants re:
  debt restructuring                                     -                -        1,000,000                -

Net (loss) for the year
December 31, 2002                                        -                -                -       (2,445,889)
                                              ------------     ------------     ------------     ------------

Balance - December 31, 2002                     10,503,000     $     10,503     $ 31,757,997     $(19,725,864)
                                              ============     ============     ============     ============


                 See notes to consolidated financial statements

                         EPIXTAR CORP. AND SUBSIDIARIES
          FORMERLY GLOBAL ASSET HOLDINGS, INCORPORATED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                        For the years ended December 31,

                                                                                        (Restated)
                                                                         2002              2001
                                                                    ------------      ------------
Cash Flows from Operating Activities:
   Net (loss)                                                       $ (2,445,889)     $(16,519,087)
Adjustments to Reconcile Net Loss to Net Cash
   (Used in) Operating Activities:
     Depreciation and amortization                                       140,224         3,798,922
     Write-off of goodwill                                                     -        10,126,955
     Changes in Assets and Liabilities:
     (Increase) in accounts receivable                                (3,070,815)         (716,215)
     (Increase) Decrease in prepaid expenses and advances                (58,274)              897
     (Increase) in deferred billing costs                               (118,746)          (35,500)
     (Increase) in deposits                                              (42,720)          (30,973)
     Increase in accounts payable and accrued expenses                 3,306,330           960,455
     Increase in accounts payable - subject to compromise                385,401                 -
     Increase in deferred revenues                                     2,542,692           355,001
                                                                    ------------      ------------
         Net cash (used in) provided by operating activities             638,203        (2,059,545)
                                                                    ------------      ------------

Cash Flows from Investing Activities:
  Acquisition of fixed assets-net of disposals to subsidiary            (304,062)         (127,094)
                                                                    ------------      ------------
         Net cash (used in) investing activities                        (304,062)         (127,094)
                                                                    ------------      ------------

Cash Flows from Financing Activities:
    Increase in notes payable and capitalized lease obligations          624,282         2,424,375
     Repayment of notes and loans payable and capitalized
         lease obligations                                              (309,632)                -
     Acquisition of goodwill (net of non-cash) stock issuance                  -          (225,000)
     Issuance of stock for services                                            -            13,500
     Investment in subsidiary                                                  -             1,000
                                                                    ------------      ------------
         Net cash provided by financing activities                       314,650         2,213,875
                                                                    ------------      ------------

Increase in cash                                                         648,791            27,236

Cash, beginning of period                                                 73,883            46,647
                                                                    ------------      ------------

Cash, end of period                                                 $    722,674      $     73,883
                                                                    ============      ============

Supplemental Disclosures:
     Non-cash issuance of 4,503,000, common
         shares of stock @ $.001 par value regarding
         acquisition and for services @ December 31, 2001           $          -      $          -
                                                                    ============      ============

     Non-cash issuance of 4,000,000 common
         stock warrants at .25 per warrant re: debt
         restructuring at December 31, 2002                         $          -      $          -
                                                                    ============      ============

     Income tax                                                     $          -      $          -
                                                                    ============      ============

     Interest paid                                                  $    306,396      $      6,925
                                                                    ============      ============

       See notes to consolidated financial statements

                         EPIXTAR CORP. AND SUBSIDIARIES
          FORMERLY GLOBAL ASSET HOLDINGS, INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2002

Note 1 - Description of Business:
---------------------------------

         Epixtar Corp. (the "Company") was incorporated in Florida in June 1994. The Company previously knows as Global Asset Holdings changed its name on November 25, 2002. The Company was originally known as Pasta Bella, Inc. and changed to Global in 1997. The Company was originally formed for the acquisition of other entities or businesses.

         On November 14, 2000, the Company acquired the entire interest held by Transvoice Investments, Ltd. in SavOnCalling.com, LLC (80%). Transvoice's original interest of 51% ownership in Savon increased to 80% on November 14, 2000, pursuant to an acquisition agreement dated May 1, 2000 between Transvoice and Teltran International, Inc. Teltran continues to hold a minority interest of 20% in Savon. Savon was engaged in the marketing and resale of domestic and international telecommunications services. During the year 2001, Savon discontinued its business operations. On August 28, 2002, Savon filed for reorganization under Chapter 11 of the federal bankruptcy code.

         On March 31, 2001, the Company acquired all of the outstanding shares of National Online Services, Inc. ("NOL"). Transvoice Investments, Ltd. and a non-related party owned 80% and 20% of the outstanding shares respectively. NOL was incorporated in February 2001 as a provider of subscription based "yellow pages" internet directory services.

         On June 1, 2001, the Company formed a new wholly owned subsidiary; One World Public Communications, Corp. One World was formed to provide low-rate pay phone service for international calls.

         In December 2001, the Company formed two additional subsidiaries; Merchant Internet Services Corp. and Liberty On-Line Services, Inc. formerly Bell America Communications, Corp. Merchant was formed to provide customer care service to customers of National Online Services. Liberty On-Line was formed to offer small business solutions such as internet access, web-site design hosting and telecommunication services to customers obtained by using direct customer contact (telemarketing).

         Additionally, during 2002, the Company formed seven additional wholly owned subsidiaries. These subsidiaries will provide various internet, telecommunication, telemarketing services as well as internal management functions.

                         EPIXTAR CORP. AND SUBSIDIARIES
          FORMERLY GLOBAL ASSET HOLDINGS, INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2002

Note 2 - Summary of Significant Accounting Policies:
----------------------------------------------------

         Principles of Consolidation:
         ----------------------------

         The consolidated financial statements include the accounts of Epixtar Corp. (formerly Global Asset Holdings, Inc.), its 80% owned subsidiary SavOnCalling.com, LLC, and its wholly-owned subsidiaries; National Online Services, Inc., One World Public Communications, Corp., Merchant Internet Services Corp. and Liberty On-Line Services, Inc. Amerilinc, Inc., Epixtar Communications Corp., Epixtar Financial Corp., Epixtar Management Corp., Epixtar Solutions, Corp., Freedom Phonecard, Inc., and SBA Online, Inc. All significant intercompany accounts and transactions have been eliminated.

         Revenue Recognition:
         --------------------

         Savon was a marketer and reseller of both domestic and international telecommunications services. Beginning in March 2001, Savon discontinued providing telecommunication services. While active as a provider of telecommunication services, Savon recognized revenue upon notification of customer usage from its carrier and subsequently billed its customers. Savon continued to provide management services to the Company and its other subsidiaries until the formation of Epixtar Management Corp. in August 2002 and its Chapter 11 bankruptcy filing.

         National Online Services is a provider of subscription based "yellow pages" internet directory services. Its operations and sales began in May 2001. NOL obtains its customers utilizing outside professional telemarketing call centers. Thirty days after sign-up approval and delivery of the computer software by a fulfillment provider, NOL submits to its billing services, a batch listing of all new accounts on a weekly basis. The billing services remit collections to NOL on a weekly or monthly basis for collections from local exchange carriers ("LEC"), which are for billings that occurred approximately sixty to ninety days prior. Revenue is recognized when a customer is billed for the service. Since a portion of the billing may be earned in a subsequent period, some revenue is deferred. Additionally, as is common business practice in the telecommunications industry, the billing services remit collections reduced by a "holdback or reserve". The holdback or reserve represents anticipated uncollectible billings, disputed billings or adjustments to a customer's account. The billing companies holdback or reserve is an agreed upon percentage and reconciled monthly with the Company.

         One World Public Communications Corp. provides low rate long distance international pay phone service. Its revenues in 2002 and 2001 have been minimal. The pay phone operators are billed monthly, based upon actual usage at each pay phone. When a call is initiated, revenues are earned. Usage is determined from computerized information and telephone switches. Actual billing of revenues is based upon contracts with the pay phone operator and stated rates in the contract.

                         EPIXTAR CORP. AND SUBSIDIARIES
          FORMERLY GLOBAL ASSET HOLDINGS, INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2002

Note 2 - Summary of Significant Accounting Policies (Continued):
----------------------------------------------------------------

         Revenue Recognition (Continued):
         --------------------------------

         Merchant Internet Services Corp. provided customer care services to existing and new customers of the Company's' operating subsidiaries. During the year ended 2002, the Company determined it was more cost effective to provide these services on an outsource basis.

         Liberty On-Line Services, Inc. provides similar "internet services to customers like National OnLine Services". Revenue Recognition polices are the same as NOL.

         Use of Estimates:
         -----------------

         The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

         Property and Equipment:
         -----------------------

         Property and equipment are recorded at cost. Depreciation is computed principally by the straight-line method for financial reporting purposes and by accelerated methods for income tax purposes. Estimated useful lives for financial reporting purposes range from five to seven years. Expenditures, which significantly increase value or extend useful asset lives are capitalized.

         Cash and Cash Equivalents:
         --------------------------

         The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

         Advertising Expense:
         --------------------

         The cost of advertising is expensed as incurred. The Company incurred $4,744 and $19,419 in advertising costs during 2002 and 2001, respectively.

         Fair Value of Financial Instruments:
         ------------------------------------

         SFAS No. 107, "Disclosures About Fair Value of Financial Instruments", requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. The amounts reported for cash, accounts receivable, prepaid expenses, notes and loans payable, accounts payable and accrued expenses approximate the fair value because of their short maturities.

                         EPIXTAR CORP. AND SUBSIDIARIES
          FORMERLY GLOBAL ASSET HOLDINGS, INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2002

Note 2 - Summary of Significant Accounting Policies (Continued):
----------------------------------------------------------------

         Concentration of Credit Risk:
         -----------------------------

         Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company's investment policy is to invest in low risk, highly liquid investments.

         The Company utilizes the services of outside third-party billing houses. Since the Company's receivables collected by clearing agents are not segregated, there is a concentration risk and possible loss upon the bankruptcy or defalcation of any clearing agent. There is no substantial dependency on any billing house as they are utilized for better cash flow management and compliance issues.

         Additionally, the Company has depended on third-party vendors for its telemarketing and fulfillment operations. Substantially, all of the Company's telemarketing vendors operate their facilities outside the United States.

         Loss per Share:
         ---------------

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

         Basic loss per share was computed by dividing the Company's net loss by the weighted average number of common shares outstanding during the period. There is no presentation of diluted loss per share as the effect of common stock options, warrants and convertible debt amount are antidilutive. Notes 6 and 11 discuss the issuance of warrants issued for a debt restructure and options issued for the incentive stock option plan. As previously stated, the issuance of the warrants and options were anti-dilutive. The weighted average number of common shares used to calculate loss per common share during the years ended December 31, 2002 and 2001 was 10,503,000 shares and 7,758,693 shares, respectively.

                         EPIXTAR CORP. AND SUBSIDIARIES
          FORMERLY GLOBAL ASSET HOLDINGS, INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2002

Note 2 - Summary of Significant Accounting Policies (Continued):
----------------------------------------------------------------

         Recent Accounting Pronouncements:
         ---------------------------------

         In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS No. 142"). This Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of their assets should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The provisions of this Statement were required to be applied starting with fiscal years beginning after December 15, 2001. The adoption of SFAS No. 142 and its application to amounts currently included in the Corporation's balance sheet did not have a material impact on the Corporation's accounting and disclosures.

         In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143 "Accounting for Asset Retirement Obligations" ("SFAS No. 143"), and in August 2001 issued Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment and Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 144, which supersedes and amends certain existing accounting and reporting pronouncements, addresses financial accounting and reporting for the impairment or disposal of long-lives assets. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002 and SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. The adoption of SFAS 143 and 144 and its application to amounts currently included in the Corporation's balance sheet did not have a material impact on the Corporation's accounting and disclosures.

         In 2002, the Company adopted the disclosure provisions of SFAS No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure (an amendment to FASB Statement No. 123). SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

         Goodwill:
         ---------

         Goodwill represents the excess acquisition cost over the fair value of the tangible and identified intangible net assets of the Savon and NOL acquisitions. Goodwill is being amortized over an estimated useful life of five years. Subsequent to December 31, 2001, the Company no longer amortized goodwill for the NOL acquisition, but reviewed for impairment as required in newly issued Statements of Financial Accounting Standards previously and subsequently discussed.

                         EPIXTAR CORP. AND SUBSIDIARIES
          FORMERLY GLOBAL ASSET HOLDINGS, INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2002

Note 2 - Summary of Significant Accounting Policies (Continued):
----------------------------------------------------------------

         Goodwill (Continued):
         ---------------------

         The Company performed its annual impairment test for goodwill. Goodwill was allocated to the Company's various reporting units (subsidiaries), which are part of the operating segment. SFAS No. 142 required the Company to compare the fair value of goodwill to the carrying amount and determine if impairment occurred. Impairment occurs when the fair value of the goodwill is lower than the carrying value. Fair value was determined by an outside valuation appraiser based on discounted cash flows, market multiples or appraisal value as appropriate. For the year ended December 31, 2002, there was no impairment.

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

         Income Taxes:
         -------------

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

         At December 31, 2002, the Company had a net operating loss carryforward of $17,720,945. The Company's deferred tax asset relating to the net operating loss carryforward was approximately $6,025,000. The tax benefits recognized, must be reduced by a valuation allowance in certain circumstances. The benefit of the Company's net operating loss carryforwards have been reduced 100% by a valuation allowance because of the possibility that the Company may not be able to continue as a going concern.

                         EPIXTAR CORP. AND SUBSIDIARIES
          FORMERLY GLOBAL ASSET HOLDINGS, INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2002

Note 2 - Summary of Significant Accounting Policies (Continued):
----------------------------------------------------------------

         Income Taxes (Continued):
         -------------------------

         The deferred income tax balances were comprised of the following:

                                                       For the years ended December 31,

                                                         2002                  2001
                                                     -----------           -----------
         Deferred tax assets:                                                Restated
             Net operating loss carryforwards        $ 6,025,121           $ 5,616,490
             Timing difference - goodwill                      0           (   442,054)
                                                     -----------           -----------
                  Total gross deferred tax asset       6,025,121             5,174,436
                  Less: valuation allowance           (6,025,121)           (5,174,436)
                                                     -----------           -----------
                                                     $         0           $         0
                                                     ===========           ===========

         The tax (benefit) expense for the years ended December 31, 2002 and 2001, consisted of the following:

                                                         2002                   2001
                                                     -----------            -----------
         Current:
             Federal                                 $ 6,025,121            $ 5,616,490
             State                                             0                      0
                                                     -----------            -----------
                                                     $(6,025,121)           $(5,616,490)
                                                     ===========            ===========
         Non-Current:
             Federal                                 $         0            $   442,054
             State                                             0                      0
                                                     -----------            -----------
                                                     $         0            $(  442,054)
                                                     ===========            ===========

         Discontinued Operations:
         ------------------------

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

                         EPIXTAR CORP. AND SUBSIDIARIES
          FORMERLY GLOBAL ASSET HOLDINGS, INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2002

Note 2 - Summary of Significant Accounting Policies (Continued):
----------------------------------------------------------------

         Discontinued Operations (Continued):
         ------------------------------------

         Summarized operating results of the discontinued operation are as follows:

                                                                              December 31,

                                                                          2002              2001
                                                                          ----              ----
         Sales                                                      $       -           $   1,051,659
         Gross profit (loss)                                                -                 565,824
         (Loss) from discontinued operation                         (    43,318)         (  1,551,535)
         (Loss) from discontinued operation including write-off
             of goodwill                                                    -             (11,678,492)

         Savon and its minority interest owner, were named as defendants in a lawsuit instituted by Savon's wholesale telecommunications carrier. The lawsuit alleged breach of contract and other related theories and damages. Subsequent to the initiation of the lawsuit, the plaintiff filed Chapter 11 under the federal bankruptcy code. Savon had filed what it believed to be valid counterclaims, which were dismissed when the plaintiff filed Chapter 11. In August 2002, Savon also filed Chapter 11 to stop the plaintiff's possible judgment and continuing legal fees.

         Going Concern:
         --------------

         As shown in the accompanying financial statements, the Company incurred a net loss of $2,445,889 during the year ended December 31, 2002 and as of that date, the Company's current liabilities exceeded its current assets by $3,138,292. This raises doubt about its ability to continue as a going concern. While the Company has been able to meet its obligations and the revenue stream has been sufficient to do so, the delay in collecting receivables and possible earlier payment requirement to the telemarketers could require outside capital sources. The Company also restructured its note payable from a demand note to a note payable due in 2005. Without the restructuring, current liabilities would have exceeded current assets by an additional $2,474,000. Also, the discontinuance of the Savon segment of business and the concentration of revenue from NOL and LOL which is in a volatile industry subject to constant change; as well as substantial sales growth require substantial capital. The formation of new subsidiaries may also require additional capital.

                         EPIXTAR CORP. AND SUBSIDIARIES
          FORMERLY GLOBAL ASSET HOLDINGS, INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2002

Note 2 - Summary of Significant Accounting Policies (Continued):
----------------------------------------------------------------

         Business Segment:
         -----------------

         SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements regarding products and services geographic areas and major customers. SFAS No. 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company has determined that under SFAS No. 131, it operates in one segment.

Note 3 - Accounts Receivable:
-----------------------------

         Accounts receivable at December 31, 2002 and 2001 consists of the following:

                                                        2002             2001
                                                        ----             ----
         Accounts receivable - net of
              holdback and reserves                  $6,303,320        $731,511
         Accounts receivable - unbilled
              receivables by LEC, Etc.                  420,763               0
                                                     ----------        --------
                                                      6,724,083         731,511
                                                     ----------        --------

         Allowance for uncollectibles                 2,132,371               0
         Estimated settlement liabilities               789,886               0
                                                     ----------        --------
                                                      2,922,257               0
                                                     ----------        --------

         Accounts receivable - net                   $3,801,826        $731,511
                                                     ==========        ========

         The Company's accounts receivable include the determined collectible portion of receivables based upon reconciliation with the outside billing services and local exchange carriers (LEC). While holdbacks and reserves are expected to be collected, the Company has reserved approximately fifty percent as an allowance at December 31, 2002. There was no additional allowance provided in 2001. Additionally, based upon notification from the billing companies, the Company reserved $789,886 at December 31, 2002 in anticipated adjustments due the billing services as future settlements.

                         EPIXTAR CORP. AND SUBSIDIARIES
          FORMERLY GLOBAL ASSET HOLDINGS, INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2002

Note 4 - Prepaid Expenses and Advances:
---------------------------------------

         Prepaid expenses are summarized as follows:

                                                             December 31,

                                                          2002           2001
                                                          ----           ----
         Advance telemarketing payment                   $50,000        $   -
         Prepaid insurance                                 9,940         1,666
                                                         -------        ------
               Total                                     $59,940        $1,666
                                                         =======        ======

         Subsequent to the issuance of the Company's 2001 financial statements, management corrected its accounting policy pursuant to which it now expenses all telemarketing and fulfillment costs for internet programs marketed by the Company as incurred. Previously these costs were expensed forty-five days after they were incurred, in order to coincide with the first billing to a customer obtained through its outside telemarketers. As a result, the Company has restated its consolidated balance sheet as of December 31, 2001 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. Prepaid expenses at December 31, 2001 previously included $361,474 of prepaid telemarketing costs which have been expensed. At December 31, 2002, prepaid telemarketing costs of $50,000 represent an advance payment to a telemarketer. Also during the quarters ended March 31, June 30 and September 30, 2002, prepaid expenses were restated to reflect expensing as incurred.

Note 5 - Debt Restructuring Costs:
----------------------------------

         As discussed in Note 8, the Company issued 4,000,000 warrants to Brookfield Investments, Ltd., to extend the grid promissory note from a demand date until January 2005. Base upon a .25 value per warrant, the Company has debt restructuring costs of $1,000,000. The modification of terms of the original note require amortization over the two year extension at $41,667 per month.

         For the year ended December 31, 2002. debt restructuring costs are as follows:

         Debt restructure cost                                    $ 1,000,000
         Less: 2002 amortization                                   (   41,667)
                                                                  -----------
                                                                      958,333
         Current portion - 1 year                                     500,000
                                                                  -----------
         Non-current portion                                      $   458,333
                                                                  ===========

                         EPIXTAR CORP. AND SUBSIDIARIES
          FORMERLY GLOBAL ASSET HOLDINGS, INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2002

Note 6 - Property and Equipment:
--------------------------------

         Property and equipment are summarized by major classifications as follows:

                                          Useful Lives       2002       2001
                                          ------------       ----       ----
         Machinery and equipment           5 - 7 years    $353,284    $125,483
         Furniture and fixtures                7 years     141,434      80,295
         Leasehold improvements                5 years      17,628       2,505
                                                          --------    --------
                                                           512,346     208,283
         Less: accumulated depreciation
             and amortization                              105,375       6,817
                                                          --------    --------
                                                          $406,971    $201,466
                                                          ========    ========

         Depreciation expense was $98,558 and $29,955 for the years ended December 31, 2002 and 2001, respectively.

Note 7 - Deferred Billing Costs:
--------------------------------

         Deferred billing costs represent that portion of the Company's fulfillment expenses which are deferred, since they relate to customers who have not yet been billed or have a portion of their revenue which is not yet earned.

Note 8 - Debt Restructuring:
----------------------------

         Based upon an agreement reached in principle on November 20, 2002 the Company entered into an agreement on December 6, 2002 to issue 3,000,000 shares of its common stock and pay all accrued interest in July 2003 as consideration for the deferral of the demand payment provision of the Brookfield loan. The revised payable date for the loan is January 5, 2005. Subsequent to these negotiations, the Company and Brookfield agreed to further modification, whereby the Company issued warrants to Brookfield to purchase 4,000,000 shares of the Company's common stock at an exercise price of $.50 per share. The warrants are exercisable for three years beginning May 2003. At the time of the original agreement in November 2002, the Company's common stock had a market price of $.40. Based upon the Black-Scholes option price calculation as determined by an outside valuation appraiser the value of each warrant was $.25 and the transaction was valued at $1,000,000.

         On October 31, 2001, the Company had executed a grid promissory note and security agreement with Brookfield Investments, Ltd. Both the note and security agreement were executed by Epixtar (formerly Global) (the Company) and its subsidiaries; Savon, National Online and One World. The promissory note covered loans to date as well as future advances up to a total loan of $5,000,000. The note was payable on demand with interest payable at 7% annually. The accounts receivable of the companies that are part of the grid loan agreement, were covered by the security agreement, including current and future accounts receivable up to the unpaid loan balance. As part of the debt restructuring, all other terms stayed in effect except the demand deferral.

                         EPIXTAR CORP. AND SUBSIDIARIES
          FORMERLY GLOBAL ASSET HOLDINGS, INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2002

Note 9 - Notes Payable and Long-Term Debt:
------------------------------------------

         In July 2002, the Company's subsidiary, National OnLine Services, Inc. issued notes to two telemarketing vendors in the amounts of $302,532 and $101,934, respectively. The notes are payable in one year, bear interest at 10% per annum and were given in lieu of outstanding accounts payable.

         In June 2001, the Company received loans of $2,474,000 from Brookfield Investments, Ltd. and $175,000 from non-related parties. As discussed further in Note 13, the Company repaid the $175,000 during 2002. At the time of repayment, the lenders were related parties.

         Long-term debt consisted of the following at December 31, 2002 and 2001:

                                                                   2002          2001
                                                                   ----          ----
         Note payable - due July 2003 - interest at 10%         $  404,466     $     0

         Note payable - due January 5, 2005 - interest at 7%     2,474,000           0

         Capitalized equipment obligations with monthly
         payments of $6,913 and $3,627, respectively and
         interest at 7% to 14% annually                            167,771      60,375

         Loan payable - non-related party
         non demand with interest at
         7% annually                                              -             22,212
                                                                ----------     -------
                                                                 3,046,237      82,587
         Less: current portion                                     483,786      29,861
                                                                ----------     -------
                                                                $2,562,451     $52,726
                                                                ==========     =======

         Annual maturities of long-term debt are as follows:

         For the year ending December 31,
                                         2004                      $64,677
                                         2005                       17,829
                                         2006                        5,945

Note 10- Accounts Payable - Subject to Compromise:
--------------------------------------------------

         As discussed in Note 2 and 15, the Company's subsidiary Savon, filed for bankruptcy under Chapter 11. At the time of filing, Savon had $385,401 in liabilities of which $351,263 was due to its telecommunications carrier and related to the lawsuit initiated by the carrier. Pre-petition liabilities are required to be segregated from post-petition liabilities. Upon completion of a plan of reorganization as part of Chapter 11 or change in bankruptcy status, liabilities subject to compromise will be adjusted.

Note 11 - Deferred Revenue:
---------------------------

         The Company's customers are billed on a thirty day cycle. Deferred revenue represents the pro-rata portion of billings to customers that as of year-end has not yet been earned. The Company's outside billing services, bill customers on a weekly basis for monthly service.

                         EPIXTAR CORP. AND SUBSIDIARIES
          FORMERLY GLOBAL ASSET HOLDINGS, INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2002

Note 12- Stockholders' Equity:
------------------------------

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

         During the year 2001, the Company issued 3,000 shares of its common stock to a non-related party for consulting services. The fair value of the shares issued and the contractual obligation was $13,500.

         As previously discussed in Note 6, the Company issued 4,000,000 warrants with a value of $1,000,000 as consideration for its debt-restructuring with Brookfield Investments, Ltd.

Note 13 - Related Party:
------------------------

         As discussed in Notes 9 and 15, the Company repaid $175,000 in loans and had a payment agreement with Transvoice Investments, Inc. During 2002, these transactions became related party events when Transvoice Investments, Inc. acquired 5,600,000 shares of the Company's common stock from Transvoice Investments Ltd. Transvoice Investments Ltd. was the owner of 80% of National On Line, which the Company acquired on November 14, 2000. The chairman of the board is one of two shareholders in Transvoice Investments Inc.

                         EPIXTAR CORP. AND SUBSIDIARIES
          FORMERLY GLOBAL ASSET HOLDINGS, INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2002

Note 14- Stock Option Plan:
---------------------------

         Options granted under the 2001 incentive stock option plan are exercisable at the market price at the date of grant and, subject to termination of employment, expire five years from the date of grant, are not transferable other than on death, and are exercisable in three equal annual installments commencing one year from the date of grant.

         Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its stock options under the fair value method of that Statement. The fair value for these options was estimated at the grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2002 and 2001, respectively: risk-free interest rates of 4.08 and 3.12%, dividend yields of 0% and 0%, volatility factors of the expected market price of the Company's common stock of 209% and 67%; and a weighted average expected life of the option of 5 years. The Black-Scholes computation was done by an outside valuation appraiser.

         The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                       2002              2001
                                                       ----              ----
         Pro forma (net loss)                      $2,827,229        $        0
         Pro forma earnings per common share:
              Basic and diluted                           .27               .00

                         EPIXTAR CORP. AND SUBSIDIARIES
          FORMERLY GLOBAL ASSET HOLDINGS, INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2002

Note 14- Stock Option Plan (Continued):
---------------------------------------

         A summary of the Company's stock option plan as of December 31, 2002 and 2001 is presented below:

                                                                 2002                                2001
                                                       -----------------------------       -----------------------------
                                                                        Weighted                            Weighted
                                                                         Average                             Average
                                                          Shares      Exercise Price         Shares       Exercise Price
                                                       ----------     --------------       ----------     --------------
            Outstanding at the beginning of
              the year                                  1,000,000         $2.50                 -
                Granted at fair value                     100,000           .37             1,000,000          $2.50
                Forfeited                                 171,000          2.50                 -
                Exercised                                   -                                   -
                                                       ----------         -----            ----------          -----

         Outstanding at the end of the year               929,000                           1,000,000          $2.50

         Options exercisable at year end                  276,333          2.50                 -
                                                                          -----            ----------          -----

         Weighted-average fair value of options
              Granted during the year                       $0.37                               $1.38

Note 15- Commitments and Contingencies:
---------------------------------------

         During 2001, the Company's subsidiary (Savon) and the minority interest owner of Savon were named as defendants in a lawsuit instituted by Savon's wholesale telecommunications carrier. The lawsuit alleged breach of contract as well as other related theories and damages. Subsequently, to the initiation of the lawsuit, the plaintiff filed Chapter 11 under the federal bankruptcy code. Savon had filed what it believed to be valid counterclaims, which were discussed when the plaintiff filed Chapter 11. In August 2002. Savon filed Chapter 11 to stop the plaintiff's possible judgment as well as continuing legal fees it was incurring.

         During 2001, the Company had a consulting agreement with a non-related entity at $25,000 per month. The agreement which expired June 2001 provided for financial and telecommunications consulting, but could be extended thirty months. Payments continued subsequent to June 2001. On October 31, 2001, the Company agreed to enter into a payment agreement with Transvoice Investments, Inc. (not related to Transvoice Investments, Ltd. and not a related party at that time) at $150,000 per month. The Company had previously agreed to pay through its subsidiary; National Online; a fee of $4 per month for each continuing NOL customer. The parties agreed to the modification in the belief that the monthly fee would become excessive and cause a negative cash flow effect on the Company based on the actual and anticipated signing of customers by NOL. The modification, however, does include an additional monthly fee of $1 per customer when the Company has in excess of 100,000 continuing customers.

                         EPIXTAR CORP. AND SUBSIDIARIES
          FORMERLY GLOBAL ASSET HOLDINGS, INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2002

Note 15- Commitments and Contingencies (Continued):
---------------------------------------------------

         As previously discussed, the Company uses telemarketing services to obtain sales leads and customers. During the normal course of business, the Company has received inquiries or complaints from regulatory agencies. Despite its attempts to minimize complaints, certain states have issued fines or temporary restraining orders. Additionally, the Company is the subject of an investigation subpoena in Florida. While the ultimate outcome of these matters cannot be ascertained, the Company believes that there will not be a material adverse effect on the Company's financial position, results of operations or cash flows.

         The Company and its subsidiaries lease approximately 7,600 square feet of office space until September 30, 2006. Rent expense for the years ended December 31, 2002 and 2001 was $218,273 and $61,790, respectively.

         Annual rental commitments for the years ended December 31, are as follows:

                                           2003               $204,184
                                           2004                211,814
                                           2005                219,805
                                           2006                169,436

Note 16 - Subsequent Events (Unaudited) Not Covered by Independent Auditor's
----------------------------------------------------------------------------
Report:
-------

         In March 2003, the Company agreed in principle to a new lease covering existing and additional space at their location. The lease has not yet been executed but the Company anticipates the leasing of approximately 16,800 square feet for five years beginning May 2003 at annual rentals of $327,800 increasing to $380,000 in the final year. The Company also has agreed to vacate approximately 2,900 square feet at the same location, which had annual rental costs of approximately $59,000.

                                 CERTIFICATIONS*

I, Irving Greenman certify that:

1.    I have reviewed this annual report on Form 10KSB of Epixtar Corp..;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

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

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and

      c) presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  April 11, 2003

Irving Greenman
Chief Financial Officer

                                 CERTIFICATIONS*


I, Martin Miller, certify that:

1.    I have reviewed this annual report on Form 10KSB of Epixtar Corp.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date: April 11, 2003

Martin Miller
Chief Executive Officer