Form 10QSB
period 2003-03-31
GLOBAL ASSET HOLDINGS INC
filed 2003-05-14
CIK 1099730

                                  United States
                       Securities and Exchange Commission
                              Washington, DC 20549

                                   Form 10QSB

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange
    Act  of 1934 for the Quarterly period ending March31, 2003

[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934 for the transition period from __________ to _________

                        Commission File Number 011-15499

                                  Epixtar Corp.
                      Formerly Global Asset Holdings, Inc.
        (Exact name of small business issuer as specified in its Charter)

         Florida                                          65-0722193
(State or other jurisdiction of               (IRS Employer Identification No.)
Incorporation or organization)


                 11900 Biscayne Blvd. Suite 262, Miami, FL 33181
                     (Address of Principal executive office)

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


           Yes   X                                             No
               ------                                             ------

                         EPIXTAR CORP. AND SUBSIDIARIES
              FORMERLY GLOBAL ASSET HOLDINGS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                Table of Contents



Part I: Financial Information

     Item 1. Financial Statements

         Consolidated Balance Sheet as of March 31,
         2003 and December 31, 2002                                         F-1

         Consolidated Statements of Operations for the three months
         ending March 31, 2003 and 2002                                     F-2

         Consolidated Statements of Cash Flow for the three months
         ending March 31, 2003 and 2002                                     F-3

         Notes to Financial Statements


     Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations


     Item 3. Controls and Procedures



Part II. Other Information

     Item 6. Exhibits and Reports

                         EPIXTAR CORP. AND SUBSIDIARIES
              FORMERLY GLOBAL ASSET HOLDINGS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                              March 31         December 31
                                                                                2003               2002
                                                                            ------------      ------------
                                     ASSETS
Current Assets:
     Cash and cash equivalents                                               $   242,209      $    722,674
     Accounts receivable - net                                                 4,326,210         3,802,326
     Prepaid expenses and advances                                                11,596            59,940
     Debt restructuring costs - current portion                                  500,000           500,000
     Deferred billing costs                                                      277,309           154,246
                                                                             -----------      ------------
        Total current assets                                                   5,357,324         5,239,186
                                                                             -----------      ------------
Property and equipment, net of accumulated depreciation of  $141,374 and         448,356           406,971
    $105,375                                                                 -----------      ------------
Other Assets:
     Debt-restructuring costs - non current portion                              333,333           458,333
     Goodwill (net of amortization)                                           16,801,359        16,801,359
     Deposits                                                                    135,101            76,716
                                                                             -----------      ------------
        Total other assets                                                    17,269,793        17,336,408
                                                                             -----------      ------------
Total assets                                                                 $23,075,473      $ 22,982,565
                                                                             ===========      ============
                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
     Notes payable                                                           $   404,466      $    404,466
     Accounts payable                                                          3,229,738         3,211,934
     Accounts payable - subject to compromise                                    385,401           385,401
     Accrued expenses and taxes                                                  834,552         1,398,664
     Deferred revenue                                                          1,227,528         2,897,693
     Capitalized lease obligations - current portion                              74,027            79,320
     Corporate Income Tax Payable                                                389,672
                                                                             -----------      ------------
        Total current liabilities                                              6,545,384         8,377,478
                                                                             -----------      ------------
Long-Term Liabilities:
     Note payable                                                              2,474,000         2,474,000
     Capitalized lease obligations - non-current portion                          71,575            88,451
     Loan payable                                                                      -                 0
                                                                             -----------      ------------
        Total long-term liabilities                                            2,545,575         2,562,451
                                                                             -----------      ------------
        Total liabilities                                                      9,090,959        10,939,929
                                                                             -----------      ------------
Commitments and Contingencies
Stockholders' Equity:
Preferred stock, $.001 par value per share, 10,000,000
     shares authorized and -0- issued and outstanding                                  -                 -
Common stock, $.001 par value per share, 50,000,000
     shares authorized and 10,503,000 shares issued
     and outstanding in 2003 and 2002, respectively                               10,503            10,503
Additional paid in capital in excess of par value                             31,757,997        31,757,997
Accumulated deficit                                                          (17,783,986)      (19,725,864)
                                                                            -------------     ------------
     Total stockholders' equity                                               13,984,514        12,042,636
                                                                            -------------     ------------
     Total liabilities and stockholders' equity                             $ 23,075,471      $ 22,982,565
                                                                            =============     ============

           See Accompanying Notes to Consolidated Financial Statements
                         Part 1 - Financial Information

                         EPIXTAR CORP. AND SUBSIDIARIES
              FORMERLY GLOBAL ASSET HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                      For the First Quarter Ended March 31,

                                                        2003            2002
                                                  --------------   -------------
                                                                     (RESTATED)

Revenues                                           $   12,366,775  $  2,066,131
Cost of sales                                          5,983,628      1,607,815
                                                  --------------   ------------
Gross profit (loss)                                    6,383,147        458,316
Expenses:
     Selling, general and administrative               3,849,705      1,363,820
                                                  --------------   ------------
Income(Loss) from operations                           2,533,442       (905,504)
                                                  --------------   ------------
     Interest expense                                    165,893         71,560
     Depreciation                                         35,999         13,724
                                                  --------------   ------------
                                                         201,892         85,284
                                                  --------------   ------------
     Income(Loss) from continuing operations           2,331,550       (990,788)
     Loss from discontinued operation                          0        (16,406)
                                                  --------------   ------------
Net Income(loss) before taxes                     $    2,331,550   $ (1,007,194)
                                                  --------------   ------------
Less: Provision for Corporate Income Taxes               389,672              0
                                                  --------------   ------------
Net Income(Loss)                                       1,941,878     (1,007,194)
                                                  ==============   ============

Net Income(loss) per share (basic and diluted),
based upon 10,503,000 and 10,503,000 weighted
average shares outstanding for March 31, 2003
and 2002, respectively                            $        .185    $       (.10)
                                                  =============    ============

           See Accompanying Notes to Consolidated Financial Statements
                         Part 1 - Financial Information

                         EPIXTAR CORP. AND SUBSIDIARIES
              FORMERLY GLOBAL ASSET HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                      For the First Quarter Ended March 31,


                                                                                                 (Restated)
                                                                                      2003          2002
                                                                                  ------------  ------------
Cash Flows from Operating Activities:
   Net (loss) Income                                                              $ 1,941,878   $  (990,788)
Adjustments to Reconcile Net Loss to Net Cash
   (Used in) Operating Activities:
        Depreciation and amortization                                                 160,999        13,724
Changes in Assets and Liabilities:
        (Increase) in accounts receivable                                            (523,884)     (213,082)
         Decrease (increase) in prepaid expenses and advances                          48,344        (4,193)
        (Increase) in deferred billing costs                                         (123,063)      (43,181)
        (Increase)  Decrease in deposits                                              (58,385)       12,946
        (Decrease) Increase in accounts payable and accrued expenses                 (546,308)      935,052

         Increase in Corporation Income Tax Payable                                   389,672             -
        (Decrease) Increase in deferred revenues                                   (1,670,165)      267,129
                                                                                  -----------   -----------
        Net cash (used in) provided by operating activities                          (380,912)      (22,393)
                                                                                  ------------  -----------
Cash Flows from Investing Activities:
   Acquisition of fixed assets                                                        (77,384)     (182,536)
                                                                                  -----------   -----------
        Net cash (used in) investing activities                                       (77,384)     (182,536)
                                                                                  -----------   -----------
Cash Flows from Financing Activities:
   Increase in notes payable and capitalized lease obligations                              -       147,558
   Repayment of notes and loans payable and capitalized lease obligations             (22,169)            -
                                                                                  -----------   -----------
        Net cash provided by financing activities                                     (22,169)      147,558
                                                                                  -----------   -----------
Decrease in cash                                                                     (480,465)      (57,371)
Cash, beginning of period                                                             722,674        73,762
                                                                                  -----------   -----------
Cash, end of period                                                               $   242,209   $    16,391
                                                                                  ===========   ===========

Income Tax                                                                                   -            -
Interest Paid                                                                     $    86,101
                                                                                  -----------   -----------


           See accompanying notes to consolidated financial statements
                          Part I- Financial Information

                                  Epixtar Corp.
                      Formerly Global Asset Holdings, Inc.
                   Notes to Consolidated Financial Statements
                                 March 31, 2003


Note 1 - Basis of Presentation:

         The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the interim periods.


         The results of operations for the three month period ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year.

Note 2 - Principle of Consolidation:

         The consolidated financial statements include the accounts of Epixtar Corp. and Its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

Note 3 - Restatement

         The company's consolidated financial statements included in the 2001 annual Report on Form 10-KSB were restated, whereby all telemarketing and fulfillment costs are expensed as incurred. Previously these costs were expensed after 45 days. All references to financial statements for the quarter ending March 31, 2002 in this quarterly report, have been changed to reflect this restatement.

Forward Looking Statements

Certain statements contained herein may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements are subject to various known and unknown risks and uncertainties and the Company cautions you that any forward-looking information provided by or on behalf of the Company is not a guarantee of future performance. Our actual results could differ from those anticipated by such forward-looking statements due to a number of factors, some of which are beyond the Company's control, including (i) the volatile and competitive nature of our industry, (ii) change in domestic and foreign economic and market conditions,
(iii) the effect of federal, state and foreign regulation on the Company's business, (iv) changes in technology, (v) changes in charges of third party providers, (vi) failure of third parties in performing services to us and (vii) the continued acceptance of our products and the future acceptance of new services and products. The Company does not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which any statement is made or to reflect the occurrence of unanticipated events.

2. Managements Discussion and Analysis of Financial Condition and Results of Operations

On November 14, 2000, the Company acquired an 80% membership interest in SavonCalling.com, LLC ("SavOn"). SavOn was engaged in the marketing and resale of domestic and international telecommunications services, we have since ceased this business. On March 31, 2001, the Company acquired 100% of the outstanding shares of National Online Services, Inc. ("National Online"). National Online provides Internet related services to small business subscribers marketing through independent telemarketers. The Company introduced additional products in 2002 all marketed in the same manner.

Substantially all the company's revenues for the first Quarter of 2003 were derived from sales of internet provider services for small businesses. These products were primarily sold by two subsidiaries National Online and Liberty Online Services, Inc. ("Liberty Online"), both market substantially similar products. During the 1st Quarter of 2003, Additional subsidiaries were generating revenues from sales of products which were (except in 1 instance) similar to internet provider services of National Online Services, Inc. but offering additional or other services.

           Comparison of the 1st Quarter 2003 to the 1st Quarter 2002


                 First Quarter Comparison between 2003 and 2002


Item                       1st Quarter 2003    1st Quarter 2002    Change Amount
----                       ----------------    ----------------    -------------
                                                  (Restated)

Revenues                         12,366,775        2,066,131        10,300,644
Cost of Sales                     5,983,628        1,607,815         4,375,813
Selling, General and
Administrative Expenses           3,849,705        1,363,820         2,485,885
Depreciation, Amortization
And interest Expense                201,892           85,284           116,608

Net Income (Loss)                 1,941,878       (1,007,194)        2,949,072

Cash account, Receivables
And prepaid Expenses, Etc         5,357,324        1,043,857         4,313,467

Property and Equipment
(Net of Depreciation)               448,356          370,282            78,074

The revenue derived from the Company's operating subsidiaries for the First Quarter of 2003 was $12,366,775 as compared to the revenue derived for the First Quarter of 2002 in the amount of $2,066,131. This resulted in an increase of $10,300,644 as a result of substantially increased sales in 2003.

The cost of sales for the First Quarter 2003 was $5,983,628 as compared to these costs in the First Quarter 2002 of $1,607,815 an increase of $4,375,813. The increase was due to the substantially increased sales for this period.

Our gross profit increased in the First Quarter 2003 to $6,383,147from $458,316 in the First Quarter of 2002 or a total increase of $5,924,831. The gross profit percentage for the three month period in 2003 was 51.6% as compared to 22.2% in 2002.The percentage of gross profit increased as a result of increased customer base and operating efficiencies in the First Quarter of 2003. The greater customer base reflected in the First Quarter of 2003 includes a greater number of repeat customers than existed in the First Quarter of 2002. These repeat customers did not have related acquisition costs so that associated cost of sales for these customers was minimal.

The selling, general and administration expense increased to $3,849,705 for the First Quarter 2003 from $1,363,820 for the First Quarter 2002 due to increased staffing levels to meet increased revenues and new business activities.

Interest expense increased $ 94,333 in the First Quarter of 2003 over the same period 2002 because of increased borrowings and advances due to increased billings.

Depreciation increased in the amount of $22,275 for the First Quarter 2003 over 2002.

The Company cannot predict the effect that startup costs of the projected new businesses will have on revenue and income in subsequent periods.

The Company had net income for the First Quarter of 2003 of $ 1,941,878 compared to a loss of $(1,007,194) comparable quarter as a result of the foregoing facts.


Liquidity

The Company had a working capital deficit of approximately $1.2 million as of March 31, 2003 compared to the deficit on December 31,2002 of approximately $3.1 million. This working capital deficit resulted in part from the operations of National Online and Liberty Online from prior periods. Collections from the customers are made through local telephone companies who receive our billing through third party billing companies. There was a lag of as much as ninety (90) days between the time services to our customers are initiated and when the Company receives the related revenue. One reason for the length of this time period is the related one month that free service is provided to the customer. While a lag exists in receipt of funds and the date services commence, there was no corresponding lag in the Company's payables, including telemarketing fees, communications costs and other costs of obtaining and maintaining these customers. Telemarketing fees are due shortly after a customer is signed.

Currently most of our telemarketing fees are billed monthly and are due 30 days from date of billing. National Online and other similar subsidiaries have taken additional steps to increase its cash flow including (i) receipt of most receivables within sixty (60) days; (ii) receipt of advances prior to payment of receivables from billing company of approximately fifty (50%) percent of the amount of the receivable. These measures together with the increase of the customer base is now sufficient to generate enough revenues to overcome the lag so that the Company had a positive cash flow during this period. The company will utilize this cash flow for startup costs for its new ventures that it is initiating in 2003. It is expected that there will be substantial startup costs without any material corresponding revenue for the new ventures during this period which may result in a liquidity problem.

The Company believes it will be able to meet its obligations with cash flow from operations in the near future, however there is no assurance it will be able to do so, in addition the company has various arrangements to receive partial advance payout on some of its receivables. If the Company is not able to meet these obligations through cash flow from operations or existing arrangements, it will be required to seek additional financing. There is no assurance the Company will be able to obtain such financing. Without such financing, the Company may not be able to meet its obligations in the future.

During 2001, the Company received advances from Brookfield Investments, Ltd. ("Brookfield"). As of October 31, 2001 the Company entered into a Security Agreement and issued a grid promissory note to Brookfield to cover the prior advances made from Brookfield and any future advances. The note was originally payable on demand. The principal amount (exclusive of prior interest) accrues interest at a rate of 7% per year. The Security Agreements grants Brookfield a security interest in the accounts receivable of the Company and its subsidiaries.

The Company and Brookfield modified the note in 2002 to defer demand for payment (except on certain defaults) until January 2005. Additionally, Brookfield agreed to subordinate its security interest to financing lenders. The Company agreed to pay accrued interest on the note by July 2003 and issued Brookfield warrants to purchase 4,000,000 of its shares of common stock at an exercise price of $.50 per share.

On April 16, 2003 National Online Services, Inc. entered into a factoring and security agreement with Thermo Credit, LLC. The stated amount to be factored of National Online Services, Inc.'s billing through Payment One (one of our billing companies) is a maximum of $2,000,000 in receivables. At a 50 % advance rate we can receive up to $1,000,000 of which there is an initial discount fee of 1.25% of the purchased receivable. For receivables uncollected after 30 days there will be a charge of .625% for every 15 day period up to 90 days. Thereafter for the next two 15 day periods there will be a charge of .75%

Seasonality

Generally, the Company's operations are not subject to seasonal factors. However, in December 2002 the Company reduced its telemarketing activities because it believed potential customers would be preoccupied with holiday activities.


Item 3. Controls and Procedures

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

The Company's chief executive officer, after supervising and participating in an evaluation of the effectiveness of the Company's internal and disclosure controls and procedures during the first quarter ended March 31, 2003 has concluded that as of the evaluation date, the Company's internal and disclosure controls and procedures were effective.

There were no significant changes to the Company's internal and disclosure controls or in other factors that could significantly affect such internal and disclosure controls subsequent to the dates of their evaluation.

Included on the signature page of this report is the Certification that is required under Section 302 of the Sarbanes-Oxley Act of 2002. This section of the report contains information concerning the controls evaluation referred to in Section 302 Certifications and the information contained herein should be read in conjunction with the Certification.

Part II. Other Information

         Item 6. Exhibits and Reports

         (A) Exhibits

         Reports on Form 8-K

         The Company filed an 8-K on January 29, 2003 relating to Item 5 - Other events and regulations FD Disclosure (December 6, 2002 occurrence). This report was amended on March 31, 2003

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                            Epixtar Corp.
                                                     ------------------------
                                                            (Registrant)
Date May 14, 2003                                    /s/ Martin Miller
     --------------------------                      ------------------------
                                                            (Signature)*
Date May 14, 2003                                    /s/ Irving Greenman
     --------------------------                      ------------------------
                                                            (Signature)*

     *Print the name and title of each signing officer under his signature

                                 CERTIFICATIONS

I, Martin Miller, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Epixtar Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operation and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining discloser controls and procedures ( as defined in Exchange Act Rules 13a - 14 and 15d - 14)

                         For the registrant and we have:

      a) designed such discloser controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared.

      b) evaluated the effectiveness of the registrant's discloser controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the discloser controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrants auditors any material weakness in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control's; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

      Date: May 14, 2003

      Martin Miller
      Chief Executive Officer\

                                 CERTIFICATIONS

I, Irving Greenman, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Epixtar Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operation and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining discloser controls and procedures ( as defined in Exchange Act Rules 13a - 14 and 15d - 14) For the registrant and we have:

      a) designed such discloser controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared.

      b) evaluated the effectiveness of the registrant's discloser controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the discloser controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrants auditors any material weakness in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control's; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

      Date: May 14, 2003
      Irving Greenman
      Chief Financial Officer