Form 10QSB
period 2003-06-30
EPIXTAR CORP
filed 2003-08-19
CIK 1099730

EPIXTAR CORP. AND SUBSIDIARIES
              FORMERLY GLOBAL ASSET HOLDINGS, INC. AND SUBSIDIARIES


                                  United States
                       Securities and Exchange Commission
                              Washington, DC 20549

                                   Form 10-QSB

X Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
     For the period ended June 30, 2003.

--- Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from __________ to _________

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


                              Yes [x]       No [_]

                         EPIXTAR CORP. AND SUBSIDIARIES
              FORMERLY GLOBAL ASSET HOLDINGS, INC. AND SUBSIDIARIES

                                Table of Contents


Part I: Financial Information

     Item 1. Financial Statements

         Consolidated Balance Sheets as of June 30, 2003 and
         December 31, 2002                                                  F-1

         Consolidated Statements of Operations for the three months
         and six months ending June 30, 2003 and 2002                       F-2

         Consolidated Statements of Cash Flows for the six months
         ending June 30, 2003 and 2002                                      F-3

         Notes to Financial Statements


     Item 2. Managements Discussion and Analysis or Plan of Operations


     Item 3. Controls and Procedures


Part II. Other Information

    Item 6. Exhibits and Reports

                         EPIXTAR CORP. AND SUBSIDIARIES
              FORMERLY GLOBAL ASSET HOLDINGS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                          June 30         December 31
                                                                            2003             2002
                                                                        ------------     ------------
Current Assets:
     Cash and cash equivalents                                          $  1,890,538     $    722,674
     Accounts receivable - net                                             7,022,118        3,802,326
     Prepaid expenses and advances                                            15,541           59,940
     Debt restructuring costs - current portion                              500,000          500,000
     Deferred billing costs                                                  245,417          154,246
                                                                        ------------     ------------
        Total current assets                                               9,673,614        5,239,186
                                                                        ------------     ------------
Property and equipment, net of accumulated depreciation of
    $182,752 and $105,375 x                                                  500,282          406,971
                                                                        ------------     ------------
Other Assets:
     Debt-restructuring costs - non current portion                          208,333          458,333
     Goodwill (net of amortization)                                       16,801,359       16,801,359
     Deposits                                                                116,785           76,716
                                                                        ------------     ------------
        Total other assets                                                17,126,477       17,336,408
                                                                        ------------     ------------
Total assets                                                            $ 27,300,373     $ 22,982,565
                                                                        ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Notes payable                                                      $    404,466     $    404,466
     Accounts payable                                                      3,697,460        3,211,934
     Accounts payable - subject to compromise                                385,401          385,401
     Accrued expenses and taxes                                              806,395        1,398,664
     Deferred revenue                                                      1,612,475        2,897,693
     Capitalized lease obligations - current portion                          70,012           79,320
     Corporate Income Tax Payable                                            444,583
                                                                        ------------     ------------
        Total current liabilities                                          7,420,742        8,377,478
                                                                        ------------     ------------
Long-Term Liabilities:
     Note payable                                                          2,474,000        2,474,000
     Capitalized lease obligations - non-current portion                      54,686           88,451
                                                                        ------------     ------------
        Total long-term liabilities                                        2,528,686        2,562,451
                                                                        ------------     ------------
        Total liabilities                                                  9,949,428       10,939,929
                                                                        ------------     ------------
Commitments and Contingencies
Stockholders' Equity:
Preferred stock, $.001 par value per share, 10,000,000
     shares authorized and 21,010 shares issued and outstanding                   21                -
Common stock, $.001 par value per share, 50,000,000
     shares authorized and 10,516,617 shares issued
     and outstanding in 2003 and 10,503,000 2002, respectively                10,517           10,503
Additional paid in capital in excess of par value                         33,754,362       31,757,997
Accumulated deficit                                                      (16,413,955)     (19,725,864)
                                                                        ------------     ------------
     Total stockholders' equity                                           17,350,945       12,042,636
                                                                        ------------     ------------
     Total liabilities and stockholders' equity                         $ 27,300,373     $ 22,982,565
                                                                        ============     ============

           See Accompanying Notes to Consolidated Financial Statements

                         EPIXTAR CORP. AND SUBSIDIARIES
              FORMERLY GLOBAL ASSET HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                    For the Three months ended      For the Six months ended
                                                             June 30,                        June 30
                                                       2003            2002            2003            2002
                                                                    (RESTATED)                      (RESTATED)
Revenues                                            $ 9,268,098    $ 3,094,740      21,634,873       5,160,871

Cost of sales                                         4,146,814      3,272,680      10,130,442       4,880,496
                                                    -----------    -----------     -----------     -----------
Gross profit (loss)                                   5,121,284       (177,940)     11,504,431         280,375

Expenses:
     Selling, general and administrative              3,578,259      1,868,929       7,427,963       3,232,749
                                                    -----------    -----------     -----------     -----------
     Depreciation                                        41,378         24,269          77,378          37,992
                                                    -----------    -----------     -----------     -----------
Income(Loss) from operations                          1,501,647     (2,071,338)      3,999,090      (2,990,366)
                                                    -----------    -----------     -----------     -----------
Interest Expense
     Interest expense                                    76,757         77,883         242,650         149,443
                                                    -----------    -----------     -----------     -----------
Total Interest                                           76,751         77,883         242,650         149,443
                                                    -----------    -----------     -----------     -----------
     Income(Loss) from continuing operations          1,424,890     (2,149,021)      3,756,440      (3,139,809)
     Loss from discontinued operation                         0        (26,035)                        (42,441)
                                                    -----------    -----------     -----------     -----------
Net Income(loss) before taxes                       $ 1,424,890    $(2,175,056)      3,756,440      (3,182,250)

Less: Provision for Corporate Income Taxes               54,861                        444,533
                                                    -----------    -----------     -----------     -----------
Net Income(Loss)                                      1,370,029     (2,175,056)      3,311,907      (3,182,250)
                                                    ===========    ===========     ===========     ===========

Net Income(loss) per share based
     upon 10,516,617 and
     10,503,000 weighted average
     shares outstanding for June
     30, 2003 and 2002,
     respectively:
              Basic                                 $       .13    $     (0.21)            .32           (0.30)
                                                    ===========    ===========     ===========     ===========
              Diluted                               $       .13              -             .31               -
                                                    ===========    ===========     ===========     ===========

           See Accompanying Notes to Consolidated Financial Statements
                         Part 1 - Financial Information

                         EPIXTAR CORP. AND SUBSIDIARIES
              FORMERLY GLOBAL ASSET HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                        For the Six months Ended June 30,

                                                                                                   (Restated)
                                                                                       2003           2002
                                                                                   -----------     -----------
Cash Flows from Operating Activities:
   Net (loss) Income                                                               $ 3,311,907     $(3,139,810)
                                                                                   -----------     -----------
Adjustments to Reconcile Net Loss to Net Cash
   (Used in) Operating Activities:
        Depreciation and amortization                                                   77,378          37,993

Changes in Assets and Liabilities:
        Decrease(Increase) in accounts receivable                                   (3,219,792)         91,397
        Decrease (increase) in prepaid expenses and advances                           294,399         (35,551)
        (Increase) in deferred billing costs                                           (91,171)      (97,719))
        (Increase)  Decrease in deposits                                               (40,069)          9,184
        (Decrease) Increase in accounts payable and accrued expenses                  (106,743)      2,598,035
        Increase in Corporation Income Tax Payable                                     444,533               -
        (Decrease) In Loans and Exchanges                                                             (179,320)
        (Decrease) Increase in deferred revenues                                    (1,285,218)        706,666
                                                                                   -----------     -----------
        Net cash (used in) provided by operating activities                           (614,776)         (9,125)
                                                                                   -----------     -----------
Cash Flows from Investing Activities:
   Acquisition of fixed assets                                                        (170,688)       (204,095)
                                                                                   -----------     -----------
        Net cash (used in) investing activities                                       (170,688)       (204,095)
                                                                                   -----------     -----------
Cash Flows from Financing Activities:
   Increase in notes payable and capitalized lease obligations                                         278,660
   Repayment of notes and loans payable and capitalized lease obligations              (43,072)              -
                                                                                   -----------     -----------
    Net proceeds from Preferred stock                                                1,996,400
                                                                                   -----------     -----------
        Net cash provided by financing activities                                    1,953,328         278,660
                                                                                   -----------     -----------
Increase in cash                                                                     1,167,864          65,439

Cash, beginning of period                                                              722,674          73,383
                                                                                   -----------     -----------

Cash, end of period                                                                $ 1,890,538     $   138,822
                                                                                   ===========     ===========

Supplemental Disclosure:
   Non-Cash Isuance of 13,617 shares of common stock at .001 par value for services rendered
Income Tax                                                                                   -               -
Interest Paid                                                                      $   257,896
                                                                                   -----------     -----------

           See accompanying notes to consolidated financial statements

                                  Epixtar Corp.
                      Formerly Global Asset Holdings, Inc.
                   Notes to Consolidated Financial Statements
                                  June 30, 2003


Note 1 - Basis of Presentation:

     The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

     The results of operations for the six month period ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year.

Note 2 - Principles of Consolidation:

     The consolidated financial statements include the accounts of Epixtar Corp. and Its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

Note 3 - Restatement

     The company's consolidated financial statements included in the 2001 annual Report on Form 10-KSB were restated, whereby all telemarketing and fulfillment costs are expensed as incurred. Previously these costs were expensed after 45 days. All references to financial statements for the quarter ending June 30, 2002 in this quarterly report, have been changed to reflect this restatement.

Note 4 - Basic and Diluted earnings per Share:

     In 1977, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share". Statement No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, the calculation of basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate restated to conform to the Statement No. 128 requirements.

Note 5 - New Lease

     We have executed a new five year lease for 16,800 sq. ft. for exisiting and new space at 11900 Biscayne Boulevard, Miami. The annual rent ranges from $327,800 for the first year to $380,074 in the final year of the lease ending April, 2008.

Note 6 - Subsequent Event

     In July 2002, we entered into a Memorandum of Understanding to acquire certain telemarketing assets in Mumbai (Bombay) India for $1,000,000 consisting of cash, notes and stock.

Forward Looking Statements

Certain statements contained herein may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements are subject to various known and unknown risks and uncertainties and the Company cautions you that any forward-looking information provided by or on behalf of the Company is not a guarantee of future performance. Our actual results could differ from those anticipated by such forward-looking statements due to a number of factors, some of which are beyond our control, including (i) the volatile and competitive nature of our industry,
(ii) change in domestic and foreign economic and market conditions, (iii) the effect of federal, state, and foreign regulations on our business, (iv) changes in technology, (v) changes in charges of third party providers, (vi) failure of third parties in performing services to us and (vii) the continued acceptance of our products and the future acceptance of new services and products. The Company does not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which any statement is made or to reflect the occurrence of unanticipated events.

Item 2.  Managements Discussion and Analysis or Plan of Operation

We were organized for the purpose of acquiring other entities or businesses. Prior to November, 2000, we had attempted to acquire several businesses, however, none of those acquisitions were completed. In November 2000, the Company acquired SavOnCalling.com LLC ("SavOn") but has since discontinued the business of this subsidiary. In March 2002, we acquired National Online Services, Inc.("NOL"), which developed and marketed internet provider services for small businesses. The operations of NOL commenced during 2001, as well as that of another subsidiary. We continued and expanded the operations of NOL as well as other subsidiaries operating similar businesses primarily with funds generated from operations, making considerable expenditures for staffing and infrastructure.

We have recently changed the focus of our operations to provide telemarketing programs and other services for third parties using facilities we will develop or acquire. The establishment of this business will require substantial sums that may be in excess of recent financing and the anticipated cash flow of our existing business. There is no assurance that we will obtain sufficient resources to develop this new business without significant outside financing. In addition, we will incur substantial costs that may have an impact on our results of operations.

Set forth below are comparisons of financial results for the prior two fiscal years and the first quarter of this year and the prior years. These comparisons are intended to aid in the discussion that follows. This discussion and analysis should be read in conjunction with the financial statements and related notes contained elsewhere in this report.


             Comparison of the 2nd Quarter and the year to date 2003
                    to the 2nd Quarter and year to date 2002


                 Second Quarter Comparison between 2003 and 2002

Item                        2nd Quarter 2003   2nd Quarter 2002    Change Amount
----                        ----------------   ----------------    -------------
                                                  (Restated)

Revenues                        9,268,098         3,094,740          6,173,358
Cost of Sales                   4,146,814         3,272,680            874,134
Gross Profit                    5,121,284          (177,940)         5,299,224
Selling, General and
Administrative Expenses         3,578,259         1,868,929          1,709,330
Depreciation                       41,378            24,269             17,109
Interest Expense                   76,757            77,883             (1,126)
Net Income (Loss)               1,370,029        (2,175,056)         3,545,085


                  Year to Date Comparison between 2003 and 2002

Item                       Year to Date 2003   Year to Date 2002   Change Amount
----                       -----------------   -----------------   -------------
                                                  (Restated)

Revenues                       21,634,873         5,160,871         16,474,002
Cost of Sales                  10,130,442         4,880,496          5,249,946
Gross Profit                   11,504,431           280,375         11,224,056
Selling, General and
Administrative Expenses         7,427,963         3,232,749          4,195,214
Depreciation                       77,378            37,992             39,386
Interest Expense                  242,650           149,443             93,207
Net Income (Loss)               3,311,907        (3,182,250)         6,494,157
Cash account, Receivables
And prepaid Expenses, Etc       9,673,614           788,300          8,885,314
Property and Equipment
(Net of Depreciation)             500,282           367,571            132,711

The revenue derived from the Company's operating subsidiaries for the Second Quarter of 2003 was $9,268,098 as compared to the revenue derived for the Second Quarter of 2002 in the amount of $3,094,740. This resulted in an increase of $6,173,358.
The revenue for the six months in 2003 was $21,634,873 as compared to $5,160,871 in 2002 reflecting an increase of $16,474,002.

Our cost of sales include: (1) the direct costs of acquiring a new customer as telemarketing and fulfillment costs and (2) the costs of maintaining our customer base including customer care costs and telecommunication costs for our internet provider services. The telemarketing and fulfillment costs are one time charges incurred when a customer signs up and represent the most significant component of cost of sales. Conversely, the costs of maintaing our customer base represent a much smaller component of cost of sales. During the second quarter of 2003 and for the first six months of 2003, our costs of sales increased by 26.7% and 107.6% respectively over these costs in comparable periods of 2002. The reason for this increase was the significant costs involved in generating a substantially increased customer base and to a lesser extent the greater costs in servicing this customer base.

Our gross profit margins in the second quarter and first six months of 2003 were 55.3% and (5.8)% respectively. This compares to 53.2% and 5.4% respectively for comparable periods in 2002. The comparative increase in our gross profit margin reflects the substantial increase in our customer base, the maintenance of which requires relatively lower costs as compared to the costs of customer acquisition. In addition, cost of sales for the first six months of 2003 was reduced by $453,680 when payables to call centers terminated by us were eliminated in a settlement.

The selling, general and administration expense increased by $1,709,330 between the Second Quarter 2003 and the Second Quarter 2002. The six month period showed an increase of $4,195,214 from 2002 over the same period in 2003. The increases reflect increased staffing and other expenses as travel in order to service the increase in customer base and new business activities.

Interest expense decreased $ 1,126 in the Second Quarter of 2003 over the same period 2002 because of decreased borrowings and advances due to billings, while the six month period of the year 2003 reflects an increase of $93,207 over the year 2002.

Depreciation increased in the amount of $17,109 for the Second Quarter 2003 over 2002. There was an increase of $39,386 for the six month period in 2003 over the same period in 2002.

The Company had net income for the Second Quarter of 2003 of $ 1,370,937 compared to a loss of $(2,175,056) in 2002. The net income for the six month period of 2003 was $3,311,907, while the same period in 2002 reflected a loss of ($3,182,250).


General


During the first six months of 2003, (1) we terminated several telemarketing centers for value to adhere to our rules to assure compliance with law, (2) a billing house and a LEC terminated their arranagements with us and (3) two states have issued temporary restraining orders. The latter were limited in scope. As a result of the termination of the call centers and based on our plan to reduce marketing efforts until such time as we have obtained our call centers, we temporarily reduced our marketing activities. Had we not reduced marketing activities, our revenue growth may have been greater. We believe that none of these actions effects our ability to generate sales in the immediate future. Nevertheless losing a LEC limits the areas in which we can obtain customers.

We have taken steps to initiate our new business direction. The Company cannot predict the effect that startup costs and revenues of these actions, as well as other actions relating to our new business, will have on revenue and income in subsequent periods.

Liquidity

The Company had a working capital of approximately $2.3 million as of June 30, 2003 compared to the deficit on December 31,2002 of approximately $3.1 million. The sale of our private placement of preferred stock and the increase of our accounts receivable through rising sales contributed materially to the positive working capital.As a result of the foregoing we do not believe we have a "going concern" issue.

Our liquidity problems in the past have arisen because there was a gap between collection of revenue and the accrual of expenses. This resulted primarily because of the method of collection through local telephone companies that receive billing through third party billing companies. There was a lag of as much as ninety (90) days between the time services to our customers are initiated and when the Company receives the related revenue. One additional reason for this long initial collection cycle was the one month free service provided to the customer. While a lag existed in receipt of funds and the date services commence, there was no corresponding lag in our payables, including telemarketing fees, communications costs and other costs of obtaining and maintaining these customers. Telemarketing fees were due shortly after a customer was signed. The size of the initial customer base was not sufficient to overcome the lag and therefore we had negative cash flow from this operation.

We now have positive cash flow resulting from growth of our customer base as well as steps we have taken to enhance cash flow. Currently most of our telemarketing fees are billed monthly and are due 30 days from date of billing. National Online and other similar subsidiaries have taken additional steps to increase its cash flow including receipt of most receivables within sixty (60) days and receipt of advances prior to payment of receivables from billing companies and factors of a portion of the amount of the receivable. These measures together with the increase of the customer base and greater revenues are now sufficient to overcome the lag so that we had a positive cash flow.

We believe we will be able to meet our obligations arising from our existing business through cash flow from operations for the immediate future. There is no assurance we will be able to continue to do so. If we are not able to meet these obligations through cash flow, we will be required to seek additional financing. Moreover we require additional financing for the implementation of our new business plan. There is no assurance we will be able to obtain any additional required financing. Without this financing, we may not be able to meet our obligations in the future or to develop our new business in a timely fashion if at all.

Agreements

As of October 31, 2001 we entered into a Security Agreement and issued a grid promissory note to Brookfield Investment Ltd. to cover the prior advances made by Brookfield and any future advances. Pursuant to the agreement, Brookfield may loan us amounts in the future but is not obligated to, nor has it done so. As of December 31, 2002, the Note was in the amount of $2,474,000, excluding outstanding interest. The note is repayable by the Company on demand and the principal amount (exclusive of interest accrued prior to the date of the note) accrues interest at a rate of 7% per year. The Security Agreement granted Brookfield a security interest in our accounts receivable as well as those of all our subsidiaries.

The parties agreed in principle on November 2, 2002, to modify the Brookfield Agreement and related note obligations to defer demand for payment (except on non payment defaults) until January 2004. Brookfield also agreed to subordinate its security interest to financing lenders. We agreed to pay accrued interest on the note by July 2003 and issued Brookfield a warrant to purchase 4,000,000 shares of our common stock at an exercise price of $.50 per share. In 2003 Brookfield also surrendered its entire security interest so that the note is presently unsecured.


On April 16, 2003 National Online Services, Inc. entered into a factoring and security agreement with Thermo Credit, LLC. The stated amount to be factored of National Online Services, Inc.'s billing through Payment One (one of our billing companies) is a maximum of $2,000,000 in receivables. At a 50 % advance rate we can receive up to $1,000,000 of which there is an initial discount fee of 1.25% of the purchased receivable. For receivables uncollected after 30 days there will be a charge of 0.625% for every 15 day period up to 90 days. Thereafter for the next two 15 day periods there will be a charge of 0.75%. The balance owed to the factor at June 30, 2003 was $496,283.


Equity Transactions

In June 2003, we sold shares of our convertible preferred stock for an aggregate gross consideration of $2,351,000. For each share sold, the purchasers received five year warrants to purchase fourteen (14) shares of our common stock at an exercise price of $7.00 per share. The preferred shares are convertible into such number of shares of common stock equal to 100 divided by an initial conversion price of $3.50. In July, we extinguished $404,466 of indebtedness consisting of principal and interest of two notes in exchange for 127,117 shares of our common stock.

Seasonality

Generally, the Company's operations are not subject to seasonal factors. However, in December 2002 the Company reduced its telemarketing activities because it believed potential customers would be preoccupied with holiday activities.

Restatement of Prior Financials

Subsequent to the issuance of our 2001 financial statements, management changed its accounting policy pursuant to which it now expenses all telemarketing and fulfillment costs for internet programs marketed by us as incurred. Previously these costs were expensed forty-five days after they were incurred, in order to coincide with the first billing to a customer obtained through its outside telemarketers. As a result, we have restated its consolidated balance sheet as of December 31, 2001 and as of last day of the following three calendar quarters and the related consolidated statements of operations, stockholders' equity and cash flows for the periods then ended. There was no restatement required for December 31, 2000.

Audit Committee

The Board of Directors currently acts as the Audit Committee under the rules of the Securities & Exchange Commission. Effective August 14, 2003, the Company has established an Audit Committee consisting of three (3) independent directors including a member, we believe qualifies as a financial expert under the definition promulgated by the Securities & Exchange Commission.


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

Part II. Other Information

     Item 6. Exhibits and Reports

     (A) Exhibits

             10.6 Lease

     (B) Reports on Form 8-K

            The Company filed an 8-K on May 5, 2003 relating to Item 5 (for an April 30, 2003 occurrence).







                                   SIGNATURES
                                   ----------

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Epixtar Corp.
                                        (Registrant)


Date  08/14/03                          /s/ Martin Miller
                                        -------------------------
                                        Martin Miller, Chief Executive Officer

Date  08/14/03                          /s/ Irving Greenman
                                        -------------------------
                                        Irving Greenman, Chief Financial Officer

                                 CERTIFICATIONS
                                 --------------

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

     Date: August 14, 2003

     /s/ Martin Miller
     Martin Miller
     Chief Executive Officer

                                 CERTIFICATIONS
                                 --------------

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrants auditors any material weakness in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control's; and

5. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date: August 14, 2003

     /s/ Irving Greenman
     Irving Greenman
     Chief Financial Officer