Form 10QSB
period 2003-09-30
EPIXTAR CORP
filed 2003-11-19
CIK 1099730

                                  EPIXTAR CORP.
                     (FORMERLY GLOBAL ASSET HOLDINGS, INC.)



                                  United States
                       Securities and Exchange Commission
                              Washington, DC 20549

                                   Form 10QSB

|X| Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act --- of 1934 for the period ending September 30, 2003

|_| Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from __________ to
         _________

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


                  Yes |X|                      No |_|

                                Table of Contents


Part I: Financial Information

        Item 1. Financial Statements

                Consolidated Balance Sheet as of September 30, 2003 and December 31, 2002                F-1

                Consolidated Statements of Operations for the three months and nine months ending
                September 30, 2003 and 2002                                                              F-2

                Consolidated Statements of Cash Flow for the nine months ending
                September 30, 2003 and 2002                                                              F-3

                Notes to Financial Statements

        Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations

        Item 3. Controls and Procedures

Part II. Other Information

        Item 1. Legal Proceedings
        Item 2. Changes in Securities

        Item 6. Exhibits and Reports


                         EPIXTAR CORP. AND SUBSIDIARIES
              FORMERLY GLOBAL ASSET HOLDINGS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                                                September 30  December 31
                                                                                    2003         2002
                                                                                ------------  -----------
                                     ASSETS

Current Assets:
     Cash and cash equivalents                                                  $ 2,538,193   $   722,674
     Accounts receivable - net                                                    5,633,274     3,802,326
     Prepaid expenses and advances                                                  191,715        59,940
     Debt restructuring costs - current portion                                     500,000       500,000
     Deferred billing costs                                                         267,765       154,246
                                                                                -----------   -----------
        Total current assets                                                      9,130,946     5,239,186
                                                                                -----------   -----------
Property and equipment, net of accumulated depreciation of $233,755 and             622,940       406,971
    $105,375                                                                    -----------   -----------
Other Assets:
     Debt-restructuring costs - non current portion                                  83,333       458,333
     Goodwill (net of amortization)                                              16,801,359    16,801,359
     Deposits & other                                                               413,373
                                                                                -----------   -----------
        Total other assets                                                       17,298,065    17,336,408
                                                                                -----------   -----------
Total assets                                                                    $27,051,952   $22,982,565
                                                                                ===========   ===========
                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
     Notes payable                                                              $         0   $   404,466
     Accounts payable                                                             2,802,136     3,211,934
     Accounts payable - subject to compromise                                       385,401       385,401
     Accrued expenses and taxes                                                     401,990     1,398,664
     Deferred revenue                                                             1,379,515     2,897,693
     Capitalized lease obligations - current portion                                 69,087        79,320
     Corporate Income Tax Payable                                                   365,607             0
                                                                                -----------   -----------
        Total current liabilities                                                 5,403,736     8,377,478
                                                                                -----------   -----------
Long-Term Liabilities:
     Note payable                                                                 2,474,000     2,474,000
     Capitalized lease obligations - non-current portion                             37,798        88,451
                                                                                -----------   -----------
        Total long-term liabilities                                               2,511,798     2,562,451
                                                                                -----------   -----------
        Total liabilities                                                         7,915,533    10,939,929
                                                                                -----------   -----------
Commitments and Contingencies
Stockholders' Equity:
Preferred stock, $.001 par value per share, 10,000,000
     shares authorized and 23,510 shares issued and outstanding                          24             0
Common stock, $.001 par value per share, 50,000,000
     shares authorized and 10,677,067 shares issued
     and outstanding in 2003 and 10,503,000 2002, respectively                       10,677        10,503
Additional paid in capital in excess of par value                                34,438,111    31,757,997
Accumulated deficit                                                             (15,309,631)  (19,725,864)
Currency Translation Adjustment                                                      (2,762)
                                                                                -----------   -----------
     Total stockholders' equity                                                  19,136,418    12,042,636
                                                                                -----------   -----------
     Total liabilities and stockholders' equity                                 $27,051,952   $22,982,565
                                                                                ===========   ===========


           See Accompanying Notes to Consolidated Financial Statements

                         Part 1 - Financial Information

                         EPIXTAR CORP. AND SUBSIDIARIES
              FORMERLY GLOBAL ASSET HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    For the Three months ended    For the Nine months ended
                                                           September 30,                September 30
                                                    --------------------------    -------------------------
                                                        2003          2002           2003           2002
                                                    -----------    -----------    -----------   -----------
                                                                   (RESTATED)                    (RESTATED)
Revenues                                            $ 8,557,326    $ 7,974,025     30,192,199    13,134,896
Cost of sales                                         3,316,407      6,133,040     13,446,849    11,013,536
                                                    -----------    -----------    -----------   -----------
Gross profit (loss)                                   5,240,919      1,840,985     16,745,350     2,121,360
Expenses:
     Selling, general and
administrative                                        4,090,699      2,458,341     11,518,662     5,691,089
Depreciation                                             51,003         28,068        128,380        66,061
                                                    -----------    -----------    -----------   -----------
Total Expenses                                        4,141,702      2,486,409     11,647,042     5,757,150
Income(Loss) from operations                          1,099,218       (645,424)     5,098,308    (3,635,790)
     Interest expense                                    73,820        146,542        316,470       295,985
                                                    -----------    -----------    -----------   -----------
Total Interest                                           73,820        146,542        316,470       295,985
                                                    -----------    -----------    -----------   -----------
     Income(Loss) from continuing
operations                                            1,025,398       (791,966)     4,781,838    (3,931,775)
     Loss from discontinued
operation                                                     0           (877)                     (43,318)
                                                    -----------    -----------    -----------   -----------
Net Income(loss) before taxes                       $ 1,025,398    $  (792,843)     4,781,838    (3,975,093)
Less: Provision for Corporate
Income Taxes                                            (78,926)                      365,607
                                                    -----------    -----------    -----------   -----------
Net Income(Loss)                                      1,104,324       (792,843)     4,416,231    (3,975,093)
                                                    ===========    ===========    ===========   ===========

Net Income(loss) per share (basic
    and diluted), based upon
    10,677,067 and 10,503,000
    weighted average shares
    outstanding for June 30,
    2003 and 2002, respectively

       Basic                                        $      0.11    $     (0.10)          0.42         (0.43)
                                                    ===========    ===========    ===========   ===========

       Diluted                                      $      0.10    $        --           0.41            --
                                                    ===========    ===========    ===========   ===========


           See Accompanying Notes to Consolidated Financial Statements

                         Part 1 - Financial Information

                         EPIXTAR CORP. AND SUBSIDIARIES
              FORMERLY GLOBAL ASSET HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     For the nine months ended September 30,


                                                                                            (Restated)
                                                                               2003           2002
                                                                            -----------    -----------
Cash Flows from Operating Activities:
   Net (loss) Income                                                        $ 4,416,233    $(3,975,093)
                                                                            -----------    -----------
Adjustments to Reconcile Net Income (Loss) to Net Cash
   (Used in) Operating Activities:
        Depreciation and amortization                                           128,380         66,061

Changes in Assets and Liabilities:
        (Increase) Decrease in accounts receivable                           (1,830,948)    (1,504,769)

        (Increase) Decrease in prepaid expenses and advances                    243,225        (15,321)

        (Increase) Decrease in deferred billing costs                          (113,519)      (242,428)


        (Increase) Decrease in deposits & other                                (336,657)       (16,217)
        (Increase) Decrease in accounts payable and accrued expenses         (1,406,472)     3,819,343
        Increase (Decrease) in deferred revenues                             (1,518,178)     1,848,932
        Increase (Decrease) in Corporation Income Tax Payable                   365,607              -

        Currency Translation Adjustment                                          (2,762)

        Net cash (used in) provided by operating activities                     (55,091)       (19,492)


Cash Flows from Investing Activities:
   Investment in Subsidiaries                                                                   (8,000)

   Acquisition of fixed assets                                                 (344,350)      (268,401)
                                                                            -----------    -----------
        Net cash (used in) investing activities                                (344,350)      (276,401)
                                                                            -----------    -----------
Cash Flows from Financing Activities:
   Decrease in notes payable and capitalized lease obligations                  (60,886)       404,466
   Repayment of notes and loans payable and capitalized lease obligations      (404,466)       (28,172)
                                                                            -----------    -----------
    Stock Issuance on Subsidiaries                                                              10,972
                                                                            -----------    -----------
    Net proceeds from Preferred stock                                         2,351,000
                                                                            -----------    -----------
    Common Stock Issued                                                         329,312
                                                                            -----------    -----------
   Net cash provided by financing activities                                  2,214,960        387,266
                                                                            -----------    -----------
   Increase  (Decrease) in cash                                               1,815,519         91,373

Cash, beginning of period                                                       722,674         73,882
                                                                            -----------    -----------

Cash, end of period                                                         $ 2,538,193    $   165,255
                                                                            ===========    ===========

Income Tax                                                                      365,607              -
Interest Paid                                                               $   588,282         10,011
                                                                            -----------    -----------



           See accompanying notes to consolidated financial statements

                          Part I- Financial Information

                                  Epixtar Corp.
                      Formerly Global Asset Holdings, Inc.
                   Notes to Consolidated Financial Statements
                               September 30, 2003

Note 1 - Basis of Presentation:
         The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

         The results of operations for the nine months period ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year.

Note 2 - Principle of Consolidation:
         The consolidated financial statements include the accounts of Epixtar Corp. and Its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

Note 3 - Restatement
         The company's consolidated financial statements included in the 2001 annual Report on Form 10-KSB were restated, whereby all telemarketing and fulfillment costs are expensed as incurred. Previously these costs were expensed after 45 days. All references to financial statements for the quarter ending September 30, 2002 in this quarterly report have been changed to reflect this restatement.

Forward Looking Statements

Certain statements contained herein may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements are subject to various known and unknown risks and uncertainties and the Company cautions you that any forward-looking information provided by or on behalf of the Company is not a guarantee of future performance. Our actual results could differ from those anticipated by such forward-looking statements due to a number of factors, some of which are beyond the Company's control, including (i) the volatile and competitive nature of our industry, (ii) change in domestic and foreign economic and market conditions,
(iii) the effect of federal, state and foreign regulation on the Company's business, (iv) changes in technology, (v) changes in charges of third party providers, (vi) failure of third parties in performing services to us and (vii) the continued acceptance of our products and the future acceptance of new services and products and (vii) the effect of any proceedings commenced against us. The Company does not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which any statement is made or to reflect the occurrence of unanticipated events.


2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

We were organized for the purpose of acquiring other entities or businesses. Prior to November, 2000, we had attempted to acquire several businesses; however, none of those proposed acquisitions were completed. In November 2000, the Company acquired SavOnCalling.com, Inc. ("SavOn") but has since discontinued the business of this subsidiary. In March 2001, we acquired National Online ("NOL"), which developed and marketed internet provider services ("ISP") for small businesses. The operations of NOL commenced during 2001, as well as that of another subsidiary. We continued and expanded the operations of NOL as well as other ISP subsidiaries operating similar businesses primarily with funds generated from operations, making considerable expenditures for staffing and infrastructure.

We have recently expanded the breadth of our operations to provide telemarketing programs and other services for third parties using facilities we will develop or acquire. The effect of this new direction will require substantial sums that may be in excess of recent financing and the anticipated cash flow of our existing business. To develop this new business in a relatively short time frame will require significant outside financing. In addition, we will incur substantial expenses that may have an impact on our results of operations.

RECENT PROCEEDING

On October 30th, 2003 we and certain of our subsidiaries, were sued and served with an ex parte temporary restraining order, asset freeze, order permitting expedited discovery, order appointing temporary receiver, and an order to show cause in an action commenced by the Federal Trade Commission. The proceeding arises out of alleged failures of our subsidiaries to comply with regulations relating to the conversion of a trial customer to a paying customer. We vigorously deny any wrongdoing and believe that our business practices are in compliance with all applicable laws. As of November 19th, 2003 without any finding of wrongdoing we agreed in principle to enter into a preliminary injunction with the Federal Trade Commission. As a result we will be able to resume business subject to oversight of a monitor. The asset freeze will be lifted except that a portion of our assets will be held in escrow against future customer refunds and an additional amount held by certain subsidiaries is subject to further resolution which may result in all or a portion of such funds being returned to us. We and the FTC are negotiating further resolution of the above described dispute. As a result of the above action we experienced substantial business disruption, incurred significant expense and reduction of our working capital. It is impossible at this time to determine the full impact of the foregoing. We are in the process of obtaining additional financing which if successful will replace our working capital and allow us to complete our business plans.

Critical Accounting Policies and Procedures

The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

On an on-going basis, management evaluates its estimates and judgments, including those related to bad debts and intangible assets. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Substantial costs of sales components are generally expensed when incurred. Our revenues from sales of an initial ISP customer, however, are accrued when billed which may be up to forty five days after sale. Therefore the costs of sales do not necessarily match the revenues in any one period.


When we determine that the carrying value of intangibles and goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Given the highly competitive environment and technological changes in our industry, it is reasonably possible that estimates of anticipated future revenue, the remaining economic life of the Company's services, or both may be reduced significantly.

                              COMPARISON OF PERIODS

Set forth in the table below are comparisons of financial results for the nine months and third quarter of 2003 and the prior year. These comparisons are intended to aid in the discussion that follows. This discussion and analysis should be read in conjunction with the financial statements and related notes contained elsewhere in this report.

       Comparison of the 3rd Quarter and the year to date 2003 to the 3rd
                         Quarter and year to date 2002


Item                             3rd Quarter 2003    3rd  Quarter 2002      Change Amount
----                             ----------------    -----------------      -------------
                                                         (Restated)
Revenues                             8,557,326           7,974,025              583,301
Cost of Sales                        3,316,407           6,133,040           (2,816,633)
Selling, General and
Administrative Expenses              4,090,699           2,458,341            1,632,358
Depreciation, Amortization
And interest Expense                   124,823             174,610              (49,787)
Net Income (Loss)                    1,104,324            (792,843)           1,897,167


                  Year to Date Comparison between 2003 and 2002


Item                            Year to Date 2003    Year to Date 2002      Change Amount
----                            -----------------    -----------------      -------------
                                                         (Restated)
Revenue                             30,192,199          13,134,896           17,057,303
Cost of Sales                       13,446,849          11,013,536            2,433,313
Selling, General and
Administrative Expenses             11,518,662           5,691,089            5,827,573
Depreciation, Amortization
And interest Expense                   444,850             362,046               82,804
Net Income (Loss)                    4,416,231          (3,975,093)           8,391,324
Cash account, Receivables
And prepaid Expenses, Etc
Property and Equipment               9,753,886           5,646,157            4,110,729
(Net of Depreciation)

Our revenues for the third quarter of 2003 were $ 8,557,326 compared to revenues of $ 7,974,025 for the comparable quarter of 2002. The revenues for the first nine months of 2003 were $ 30,192,199 as compared to $ 13,134,896 for the same period in 2002. This represents increases of $ 583,301 and $ 17,057,303 respectively. These increases in revenue resulted primarily from greater sales generated from expanded telemarketing efforts.

Our cost of sales include: (1) the direct costs of acquiring a new customer as telemarketing and fulfillment costs and (2) the costs of maintaining our customer base including customer care costs and telecommunication costs for our internet provider services. The telemarketing and fulfillment costs are one time charges incurred when a customer signs up and represent the most significant component of cost of sales. Conversely, the costs of maintaining our customer base represent a much smaller component of cost of sales. During the first nine months and third quarter of 2003, our costs of sales increased by 22.09% over the comparable period of 2002. The reason for this increase was the significant costs involved in generating substantially increased sales derived from expanded telemarketing efforts and to a lesser extent, the greater costs in servicing this increased customer base. During the third quarter of 2003 our costs of sales decreased by approximately 46% from costs in the comparable quarter of 2002. This decrease resulted from a decline in telemarketing efforts due to our emphasize on our new business directions. It also resulted from relatively high telemarketing costs in the third quarter of 2002 as the company proceeded to develop its ISP business.

Our gross profit margin in the first nine months and third quarter of 2003 were 55.46% and 61.24% respectively. This compares to 16.15% and 23.09% for the comparable periods in 2002. The comparative increase in our gross profit margin reflects the substantial increase in our customer base, the maintenance of which requires relatively lower costs as compared to the costs of customer acquisition. In addition, cost of sales for the first nine months of 2003 was reduced by $453,680 when payables due to call centers terminated by us were eliminated in a settlement.

The selling, general and administration expense increased to $11,518,662 and $4,090,699 respectively in the first nine months and third quarter of 2003 from $5,691,089 and 2,458,341 for the comparable periods of 2002. The increases reflect increased staffing and other expenses as travel in order to service an increase in customer base. The costs include substantial expenses incurred in implementing our new business directions. These expenses include travel, personnel, professional fees and deposits.

Interest expense increased to $ 316,470 for the first nine months of 2003 compared to $295,985 for the compared periods in 2002. Reflection overall increased company intent in the third quarter of 2003 was $73,820 compared to $146,542 for the comparable period in 2002. The reason for the decline in the third quarter of 2003 was the favorable cash position of the company in that quarter. .

Depreciation increased to $ 128,380 and $ 51,003 respectively for the first nine months and third quarter of 2003 compared to $ 66,061 and $ 28,068 for the same periods in 2002.

The Company had net income for the nine month period and third quarter of 2003 of $4,416,231 and $ 1,104,324, respectively while for the same periods in 2002, we had losses of $3,975,093 and $792,843.


                        POSSIBLE IMPACT OF CERTAIN EVENTS
First six months

During the first nine months of 2003, (1) we terminated several telemarketing centers for failure to adhere to our rules to assure compliance with law, (2) a billing house and a local exchange carrier or LEC terminated their arrangements with us and (3) two states have issued temporary restraining orders against us. The latter were limited in scope. As a result of the termination of the call centers our marketing activities were temporarily reduced, although they have now resumed to former levels. Had we not reduced marketing activities our revenue growth may have been greater. We believe that none of these actions effects our ability to generate sales in the immediate future. Nevertheless losing a LEC limits the areas we can obtain customers for our ISP services.

Future implications

Recent Proceeding

During the period the Company was subject to the restraining order it could neither market its services or bill for past services. Therefore we could not obtain customers to generate revenues in future periods. In addition the inability to bill for a period of time will result in the loss or postponement of revenues. The escrow of a substantial portion of assets will limit our resources available for telemarketing which further reduces our future revenues since there is a correlation between our telemarketing efforts and the amount of our revenues in subsequent periods. We also incurred substantial professional and other expenses in defending against this action we can not ascertain the effect this foregoing may have on our operations. We may be required to write off a portion of goodwill arising out of the acquisition of NOL.

New business direction

   As part of our efforts to expand and change the direction of our business, we have hired additional personnel for the management of new operations and to obtain sales for new services. We also are incurring costs for acquiring and upgrading contact centers, as well as professional fees and travel in conjunction with the establishment of these contact centers. We have entered into new real estate and equipment leases for these expanded operations. We anticipate the operations of contact centers located in India, as well as two in the Philippines will be operational by the second quarter in 2004 with the hiring of a substantial number of employees. We estimate that we will have additional expenses for the development of these contact centers. Our general and administrative expenses should increase substantially once these operations commence. If we do not have substantial revenue generated by these new contact centers, we may incur losses.

                                   LIQUIDITY

The Company had working capital of approximately $ 3,700,000 million as of September 30, 2003 compared to a working capital deficit on December 31, 2002 of approximately $3.1 million. The sale of our private placement of preferred stock, profitable operations and the increase of our accounts receivable through rising sales contributed materially to the positive working capital. As a result of the foregoing we do not believe we presently have a "going concern" issue.

Until the FTC Proceeding we believed we had resolved our operational liquidity issues. We now may have new issues as discussed below.

Historical Cause of Prior Liquidity Issue

Our liquidity problems in the past have arisen because there was a gap between collection of revenue and the accrual of expenses. This resulted primarily because of the method of collection through local telephone companies that receive billing through third party billing companies. There was a lag of as much as ninety (90) days between the time services to our customers are initiated and when the Company receives the related revenue. One additional reason for this long initial collection cycle was the one month free service provided to the customer. While a lag existed in receipt of funds and the date services commence, there was no corresponding lag in our payables, including telemarketing fees, communications costs and other costs of obtaining and maintaining these customers. Telemarketing fees were due shortly after a customer was signed. In addition, the liquidity issue was partly exacerbated by a relatively high rate of uncollectible receivables, which required increasing the reserve for the potential write-off of these receivables. If we had a higher collection rate, we would have had more cash available. The size of the initial customer base was not sufficient to overcome the foregoing and therefore we had negative cash flow from this operation.

 As of September 30 2003 we had a positive cash flow resulting from financing the growth of our customer base as well as steps we have taken to enhance cash flow. Currently most of our telemarketing fees are billed monthly and are due 30 days from date of billing. National Online and other similar subsidiaries have taken additional steps to increase its cash flow including receipt of most receivables within sixty (60) days and receipt of advances prior to payment of receivables from billing companies and factors of a portion of the amount of the receivable. These measures together with the increase of the customer base and greater revenues were sufficient prior to the FTC Proceeding to overcome the lag so that we had a positive cash flow.

Immediate Liquidity Issues

Prior to the FTC Proceeding we believed we would be able to continue to meet our obligations arising from our existing business through cash flow from operations. As a result of this proceeding we were deprived of substantial cash so that we were unable to pay all our expense in the normal course. We believe the order will be replaced by a negotiated preliminary injunction which will substantially modify our present restrictions. Notwithstanding these modifications we believe our operational liquidity problems may continue for a period of time.

Even if we did not experience liquidity issues relating to the FTC Proceeding we would still have issues resulting from the requirements of our new business direction. Due to the increased capital costs and operating expenses to fulfill our new business plan, we require and will continue to require for the foreseeable future, cash, which is likely to be in excess of that which is generated from operations. Therefore, we will require financing to meet all or a portion of these costs and expenses. The foregoing issue was compounded by the FTC Proceeding. The FTC Proceeding postponed planned financing arrangements for this business. The immediate liquidity problems resulting from the order, reduction in revenues from our ISP business and the escrow reduces cash availability which could be used for this purpose.

If we are unable to obtain such financing, we will be required to amend our plans, including either abandoning the expansion of the business or expanding at a much reduced pace based upon cash flow.

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


Recent Equity Transactions

In a June 2003 private placement, we sold shares of our convertible preferred stock for an aggregate gross consideration of $2,351,000. For each share sold, the purchasers received five year warrants to purchase fourteen (14) shares of our common stock at an exercise price of $7.00 per share. The preferred shares are convertible into such number of shares of common stock equal to 100 divided by an initial conversion price of $3.50. In July 2003, we extinguished over $400,000 of indebtedness consisting of principal and interest of two notes in exchange for shares of our common stock.

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

Audit Committee

Prior to August 14, 2003, the Board of Directors acted as the Audit Committee as permitted by the rules of the Securities & Exchange Commission. Effective August 14, 2003, however, the Company established an Audit Committee consisting of three (3) independent directors including a member, we believe qualifies as a financial expert under the definition promulgated by the Securities & Exchange Commission.


Item 3.  Controls and Procedures

Internal Controls are designed with the objective of ensuring that assets are safeguarded, transactions are authorized, and financial reports are prepared on a timely basis in accordance with generally accepted accounting principles in the United States. The disclosure procedures are designed to comply with the regulations established by the Securities and Exchange Commission.

Internal controls, no matter how designed, have limitations. It is the Company's intent that the internal controls be conceived to provide adequate, but not absolute, assurance that the objectives of the controls are met on a consistent basis. Management plans to continue its review of internal controls and disclosure on an ongoing basis.

The Company's chief executive officer, after supervising and participating in an evaluation of the effectiveness of the Company's internal and disclosure controls and procedures during the third quarter ended September 30th, 2003 has concluded that as of the evaluation date, the Company's internal and disclosure controls and procedures were effective.

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

Part II

Legal Proceedings

On October 30th, 2003 we and our subsidiaries, and an officer, William Rhodes, were sued and served with an ex parte temporary restraining order, asset freeze, order permitting expedited discovery, order appointing temporary receiver, and an order to show cause in an action commenced by the Federal Trade Commission in the United States District Court for the Southern District of New York. The order covers each of these entities, as well as their parents, subsidiaries, and affiliates. The proceeding arises out of alleged failures of our subsidiaries to comply with regulations relating to the conversion of a trial customer to a paying customer. We vigorously deny any wrongdoing and believe that our business practices are in compliance with all applicable laws. As of November 19th, 2003 without any finding wrongdoing we agreed in principal to enter into a preliminary injunction with the Federal Trade Commission. As a result we will be able to resume business subject to oversight of a monitor. The asset freeze will be lifted except that a portion of our assets will be held in escrow against future customer refunds. An additional amount held by certain subsidiaries is subject to further resolutions which may result in all or a portion of such funds being returned to us. We and the FTC are negotiating further resolution of the above described dispute. As a result of the above action we experienced substantial business disruption, incurred significant expense and reduction of our working capital. It is impossible at this time to determine the full impact of the above. We are in the process of obtaining additional financing which if successful will replace our working capital and allow us to complete our business plans.

On January 17, 2003, the Attorney General of Missouri filed an application for temporary restraining order and preliminary injunction against certain of our subsidiaries alleging "cramming." We entered into a negotiated consent to the entry of the temporary restraining order and preliminary injunction because the consent action did not hinder the way our subsidiaries conduct their business and we know that we do not condone placing unauthorized charges on anyone's telephone bill in any event. We have filed an answer to the request for a permanent injunction that vigorously denies any wrongdoing and that the allegations against us are without any basis in fact and without merit.

On May 22, 2003, the Attorney General of North Carolina filed a complaint alleging "cramming" against certain of our subsidiaries, as well as a motion for temporary restraining order and preliminary injunction. As in the case with the Missouri action, we entered into a negotiated consent to the entry of a temporary restraining order and preliminary injunction because the consent action did not hinder the way our subsidiaries conduct their business and we know that we do not condone placing unauthorized charges on anyone's telephone bill in any event.

From time to time, we also have received investigative process from various other states. In March, 2003 and thereafter, we received a subpoena from the Department of Legal Affairs of the Office of the Attorney General of Florida. The subpoena requested information and documentation relating to the Company's ISP services. The subsidiaries involved are responding in the appropriate manner and providing the information and documentation as required.

The Attorney General of Texas, Minnesota and Kansas have issued process requesting certain information and documentary material concerning the operations of our ISP subsidiaries.

In July, 2003, we received a subpoena from the Attorney General of Pennsylvania. This subpoena requests information and documentation relating to certain alleged business practices of our subsidiaries relating to "do not call regulations." We are complying with the subpoena.

Item 2. Changes in Security

In July 2003 we issued 127,717 shares of our common stock to satisfy promissory notes owed to two entities which produced telemarketing services in the past. The shares were issued for investment to entities we had substantial knowledge of our operations. We therefore believe the issuance of these shares is exempt from the registration requirements of the Securities Act of 1933 pursuant to
Section 4.2


Part II. Other Information

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          Epixtar Corp.
                                          -------------------------------------
                                          (Registrant)

Date November 19th, 2003                  /s/ Martin Miller
                                          -------------------------------------
                                          (Signature)*

Date November 19th, 2003                  /s/ Irving Greenman
                                          -------------------------------------
                                          (Signature)*


* Print the name and title of each signing officer under his signature

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

      Date: November 19th, 2003


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

      Dated: November 19th, 2003
      Irving Greenman
      Chief Financial Officer