Form 10QSB/A
period 2003-09-30
EPIXTAR CORP
filed 2003-12-17
CIK 1099730

                                  EPIXTAR CORP.
                     (FORMERLY GLOBAL ASSET HOLDINGS, INC.)



                                  United States
                       Securities and Exchange Commission
                              Washington, DC 20549

                                   Form 10QSB/A

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


                  Yes |X|                      No |_|

                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


           In connection with the Quarterly Report of EPIXTAR CORP.
            (the "Company") on Form 10-QSB for the period ended September
           30, 2003 as filed with the Securities and Exchange Commission on the November 19, 2003 (the "Report"), I, Martin Miller, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:


(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                         By:  /s/ Martin Miller
                                              ---------------------

                                              Chief Executive Officer
                                              Date: 12/17/03