Form 10KSB
period 2003-12-31
EPIXTAR CORP
filed 2004-04-14
CIK 1099730

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                 --------------

                                   FORM 10-KSB

                                   (Mark One)

   /X/ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
       1934.

                  For the fiscal year ended December 31, 2003.


                                       OR


 / / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

          For the transition period from _____________ to _____________


                        Commission file number 011-15489

                                  EPIXTAR CORP.
                 (Name of Small Business Issuer in Its Charter)


            Florida                                              65-0722193
-------------------------------                              -------------------
(State or Other Jurisdiction of                               (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

            11900 Biscayne Boulevard
                    Suite 262
                 Miami, Florida                                      33181
    ----------------------------------------                --------------------
    (Address of Principal Executive Offices)                      (Zip Code)

                                 (305) 503-8600
                         ------------------------------
                (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class                    Name of Each Exchange on Which Registered
----------------                       -----------------------------------------
  Not Applicable                                    Not Applicable

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.001 per share

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for past 90 days. Yes X    No
                                                         ---     ---
3/26/2004

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

/X/ Issuer's revenues for its most recent fiscal year were $37,121,277

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of April 7, 2004, based on the average of the closing bid and asked prices of $ 4.73 for such shares on such date, was approximately $20,090,509

The number of shares outstanding of each of the issuer's classes of common equity, as of April 5, 2004 was 10,817,719.

         Transitional Small Business Disclosure Format (check one):
         Yes / /      No /X/


                       DOCUMENTS INCORPORATED BY REFERENCE


Not applicable

                           FORWARD LOOKING STATEMENTS


Certain statements contained herein may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements are subject to various known and unknown risks and uncertainties and We caution you that any forward-looking information provided by or on behalf of the us is not a guarantee of future performance. Our actual results could differ from those anticipated by such forward-looking statements due to a number of factors, some of which are beyond our control, including (i) the timing of significant orders for our services, (ii) changes in applicable accounting principles, (iii) difficulties or delays in implementing our service offerings, (iv) failure to achieve sales, marketing and other objectives, (v) construction delays of new call centers, (vi) delays in our ability to develop new products and services and market acceptance of new products and services,
(vii) rapid technological change, (viii) loss of significant customers, (ix) risks inherent in conducting business abroad, (x) currency fluctuations, (xi) fluctuations in business conditions and the economy, (xii) our ability to attract and retain key management personnel, (xiii) the marketplace's acceptance of our service offerings, (xiv) our ability to continue the growth of its support service revenues through additional technical and customer service centers, (xv) our ability to expand our global presence through strategic alliances and selective acquisitions, (xvi) our ability to establish a competitive advantage through sophisticated technological capabilities, (xvii) the ultimate outcome of certain regulatory actions, and (xviii) our continued ability to attract and obtain adequate financing (xix) other risk factors listed from time to time in our registration statements and reports as filed with the Securities and Exchange Commission. All forward-looking statements which may be contained in this Form 10-K SB are made as of the date that such statements are originally published or made, and we undertake no obligation to update any such forward-looking statements. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in Section 27A of the Securities Act, Section 21E of the Exchange Act, and the Private Securities Litigation Reform Act of 1995.

                                  RISK FACTORS


You should carefully consider these risk factors in addition to our financial statements and notes to such financial statements. In addition to the following risks, there may also be risks that we do not yet know of or that we currently think are immaterial that may also impair our business operations. If any of the following risks occur, our business, financial condition or operating results could be adversely affected.

A proceeding instituted by the Federal Trade Commission has adversely impacted our business and financial position.

On October 30, 2003, the Federal Trade Commission or FTC instituted an action in federal district court against us and certain of our subsidiaries. The action sought to enjoin alleged failure by certain of our ISP subsidiaries to comply with regulations relating to the conversion of a trial customer to a paying customer. We market our ISP services by offering a trial period followed by pay periods. In connection with the action the FTC obtained an ex parte temporary restraining order, a freeze on our assets, and the appointment of a temporary receiver. This ex-parte order prevented us from marketing and billing our ISP services and deprived us of substantial assets. We therefore experienced significant business disruption, incurred substantial expenses and experienced a reduction of our working capital. While we believed we complied with the law and the proceeding was unwarranted, on November 21, 2003, we entered into a stipulated preliminary injunction, without any admission or finding of wrongdoing. As a result, we were able to resume business subject to procedures set forth in the stipulation (substantially all of which we had already followed) and the oversight of a monitor. The appointment of the receiver was terminated and replaced by a monitor and the asset freeze was lifted except that a portion of our assets were held in escrow against future customer refunds. It is impossible, at this time, to determine the full impact of this action but the order has resulted in a reduction of our revenue and income in the fourth quarter of 2003 and first quarter of 2004. The reduction of revenues and asset freeze and escrow (even though a majority of the funds were released) in turn resulted in working capital issues. This caused us to initiate cost cutting measures and delayed the timetable for implementing our new business direction. We are presently negotiating the terms of a final permanent injunction. We cannot predict the terms of the final order or when the terms will be finalized.


We have experienced losses from operations in prior years and may have losses in the future.

We had no operations prior to November 2000 and have had losses in each year of our existence prior to 2003 including a loss of $11,944,922 for the year ended December 31, 2002. Although we had net income of $4,379,160 in 2003, there is no assurance that we will continue to operate profitably in the future.

Our new business direction may result in losses or reduction of income in the immediate future.

We have decided to broaden our business operations by offering direct marketing services and other services for third parties and to develop, acquire and operate offshore call center facilities for this new business, as well as our existing business. Since this is a new operation, we face all the risks that new ventures encounter,including significant start-up expenses, obtaining and performing contracts, hiring and retaining qualified personnel establishing a reputation in the industry and acquiring, developing and managing contact centers,. Moreover as we transition to our new business we will devote fewer resources to our continuing ISP business. This will result in a reduction in revenue from our ISP business which may not be immediately replaced by revenues from our new business. There is no assurance we will be able to enter into substantial arrangements with clients for our new business or that we can develop call centers on terms favorable to us or at all. Moreover, even if we enter into any such arrangements or succeed in the development or acquisitions of call center assets, there is no assurance that such arrangements with clients or any development or acquisitions will be profitable. Moreover the transition to our new business may result in loss of ISP revenues which we may not be able to replace timely if at all.

We will require additional capital for our new business model and our existing operations and the failure to obtain additional capital may result in our inability to implement our new business plan on a timely basis or at all.

Our new business plan requires additional personnel, the acquisition and construction of contact centers for telemarketing and other operations, as well as the purchase of additional equipment. We do not have sufficient capital to fully implement our plans in accordance with our time table and, do not anticipate obtaining sufficient resources from our existing operation, to meet this time table, especially as a result of the liquidity problems resulting from our recent FTC proceeding. Therefore, we must seek additional financing for this purpose. In addition, after the FTC proceeding we may need additional operating capital for our present operations. We may not obtain any such financing on terms acceptable to us, if at all. If we do not obtain sufficient financing, we may not be able to fully and timely implement our new business plan, if at all, and may have to continue to curtail current operations.

If we do not successfully implement our new business, we must increase our customer base or face possible future losses and liquidity problems.

While we intend to continue to operate our ISP business we will concentrate our resources on our new business. As a result, there is significant likelihood that we may not be able to grow or maintain our ISP business. If we do not successfully implement our new business, we will be dependent on our existing ISP business. Due to attrition of customers in our ISP business, we have constantly sought to retain our existing customer base and to find new customers through telemarketing efforts and with the introduction of new products. If our new business is not successful and we do not replace lost ISP customers our future revenues and income may be reduced.

Our independent auditors expressed a "going concern" opinion with respect to our 2002 consolidated financial statements.

Although our independent auditors have not expressed a going concern opinion with respect to our 2003 consolidated financial statements, our prior independent auditors did express such a qualification with respect to our 2002 consolidated financial statements. This going concern qualification may have adversely affected our ability to obtain capital or credit from third parties. While our auditors have removed the going concern qualification from our 2003 financial statements their opinion refers to Note 3 to the financial statements for a description of profitability and liquidity issues. We cannot give assurance that any possible adverse consequences will not continue as a result of the removal of such qualification from our 2003 financial statements.

We may be required to write down Goodwill which will result in the recognition of substantial expenses.

Our assets include $3,360,272 of goodwill. This reflects the unamortized portion of the difference between the value of the consideration paid to acquire the minority portion of National Online and the book value of the assets of National Online at the time of acquisition. Under present accounting rules this asset may be written down, in whole or in part, if it is unlikely that the full amount of excess value will be realized. We have not written down any amount of this goodwill in 2003 but if our ISP revenues continue to decline we may be required to do so in 2004. Any write down in the future will be treated as an expense and reduce our income.

Government regulation and customer complaints entail costly compliance that may lead to regulatory proceedings that may be expensive to defend and may result in adverse judgments and detrimental publicity.

Our subsidiaries are subject to the oversight of various governmental agencies, including the Federal Trade Commission and similar state agencies. These agencies and other federal and state agencies regulate our marketing activities. We believe we are in material compliance with all these regulations. The most significant of these regulations relates to free to pay conversion rules designed to prevent "cramming" or the unauthorized billing of a customer. To guard against violation of these regulations, we, at substantial expense, have imposed strict controls on our in house and independent contact center sales representatives. Nevertheless, proceedings have been commenced against us. We are subject to a Stipulated Preliminary Injunction entered into in a proceeding instituted by the Federal Trade Commission to prohibit alleged violations by us of the free to pay conversion rules. While we denied all liability we entered into the stipulation to resume business after a temporary restraining order. See Risk Factor "A proceeding instituted by the Federal Trade Commission has adversely impacted our business and financial position" for a discussion of the consequences of this proceeding. During 2003, Missouri and North Carolina sought a permanent injunction to bar us from violating the cramming rules. In both states, we voluntarily entered into orders barring us from cramming. We did so since we do not engage in cramming practices and neither state is a source of significant revenue. We intend to contest the imposition of a permanent injunction in these states. We are also subject to investigatory subpoena inquiries in Florida, Texas, Kansas, and Minnesota and are cooperating fully in each case. We have not been affected by the federal or state "do not call" regulations because our ISP subsidiaries only call business telephone numbers and these types of numbers are not subject to these regulations. We cannot predict the effect of these rules on our outsourcing business. In the future we may experience substantial adverse consequences on our ISP operations if we were found to have materially violated any regulations. In that event we may be fined a substantial amount, and may be required to cease or modify our business plans or otherwise limit operations. Moreover, we could also be adversely affected if we are unable to meet any material future change in regulations.

Our ISP business depends upon third-party vendors for billing and collection of our accounts receivable.

The customers of our ISP subsidiaries are billed through local exchange carriers or LECS. Our subsidiaries rely on third party clearing agents or billing houses for collection of our receivables from the LEC. While we believe there are potential replacements for our present billing houses, there is no assurance we will be able to find adequate replacements upon suitable terms. Because LECs have a monopoly, or near monopoly, on phone service in an area, the loss of a LEC may not be replaced.

In early 2003, a LEC and billing agent limited or declined any dealings with certain of our ISP subsidiaries because of the number of complaints received. SBC, a LEC, refused to deal with us directly. As a result our market of potential customers was reduced because for the most part we could not solicit in, the geographic area operated by this LEC. We were able in 2003, however, to obtain sufficient substitute customers in other areas to maintain revenue growth. The loss of an additional LEC could have substantial adverse consequences on our revenues and profitability. In addition our receivables collected by clearing agents are not segregated, we could lose these funds upon any bankruptcy of a clearing agent.

Possible future action to reduce foreign outsourcing may have an adverse effect on our revenues.

Our new business focus is to provide outsourcing services through overseas contact centers . Recently claims have been made by various governmental officials and others that the United States is losing jobs to foreign outsourcing. We can give no assurance that regulations will not be adopted which may have a negative effect on our business and revenues.

We have been dependent upon third-party vendors to market our ISP business and we could and have been adversely affected by the actions of these telemarketers.

In connection with our existing business, our ISP subsidiaries have in the past relied on third party independent telemarketing firms to obtain new customers. While we are presently utilizing our own contact centers, and intend not to use independent telemarketers, we can not foreclose the possibility of using third party telemarketers.

Failures of the independent contact centers performing services for us may have adverse consequences. The number of new customers obtained could be below expectations because of the failure of the telemarketers. Telemarketers are required to adhere to a script and procedures and are subject to review of recorded customer interactions by internal staff and outside reviewers to insure compliance with the law. The failure of the telemarketers to do so could lead to adverse public relations, customer complaints and government sanctions. Indeed, there have been instances in which these telemarketers have failed to perform their obligations leading to possible violations of regulations by us. The most prominent of these violations resulted in 2002 from several Indian call centers that failed to follow our procedures. This resulted in reduction of payments by us to the owner of certain centers involved in the failures or the termination of contracts with these owners.

We are dependent upon a third-party vendor for services related to strategic planning and Implementation of our new business.

Through our principal stockholder, of which Martin Miller, our Chief Executive Officer, is a principal owner, we have retained an independent consulting firm to assist us primarily in establishing a new direction for our business and its personnel. The consulting firm assists us in identifying international opportunities, including pinpointing locations for call centers, negotiating transactions for our new business, implementing our new strategy and general supervision. If this arrangement were to be diminished or cease, we may not be able to fully or properly implement our new business direction.

If we do not obtain and retain qualified key personnel, our business and stock price could suffer.

Our future success depends in large part on obtaining and retaining qualified key personnel. We especially need to recruit qualified call center personnel for our new business. Competition for qualified personnel can be intense. In addition we cannot ensure that our key personnel will devote sufficient time to our business. Our existing and new operations could be limited if we fail to obtain and retain qualified personnel.


If our shares are not listed on a stock exchange or Nasdaq, the trading of our securities may be subject to restriction.

We have applied to have our shares of Common Stock listed on the American Stock Exchange. If our application is denied, our stock will continue to be traded on the OTC Bulletin Board. Trading volume of OTC Bulletin Board stocks have been historically lower and more volatile than stocks traded on an exchange or Nasdaq Stock Market. In addition we may be subject to rules of the Securities and Exchange Commission that impose additional requirements on broker-dealers when selling penny stocks to persons other than established customers and accredited investors. At the moment we do not believe our securities are subject to these rules because of the amount of our revenues during the last three years. In general, an accredited investor is a person with assets in excess of $1,000,000 or annual income exceeding $200,000 individually, or $300,000 together with his or her spouse. The relevant Securities and Exchange Commission regulations generally define penny stocks to include any equity security not traded on an exchange or Nasdaq with a market price (as defined in the regulations) of less than $5 per share. Under the penny stock regulations, a broker-dealer must make a special suitability determination as to the purchaser and must have the purchaser's prior written consent to the transaction. Prior to any transaction in a penny stock covered by these rules, a broker-dealer must deliver a disclosure schedule about the penny stock market prepared by the Securities and Exchange Commission. Broker-dealers must also make disclosure concerning commissions payable to both the broker-dealer and any registered representative and provide current quotations for the securities. Finally, broker-dealers are required to send monthly statements disclosing recent price information for the penny stock held in an account and information on the limited market in penny stocks.

If our common stock were to be subject to penny stock rules, these rules may discourage broker-dealers from effecting transactions in our common stock or affect their ability to sell our securities. As a result, purchasers and current holders of our securities could find it more difficult to sell their securities.

If we fail to manage growth effectively, our business could be disrupted which could harm our operating results.

If we are successful in implementing our new business plan, we may experience growth in our business. In that event, it will be necessary for us to expand our workforce and to train, motivate and manage additional employees as the need for additional personnel arises. Our personnel, systems, procedures and controls may not be adequate to support our future operations and we may require additional capital in excess of the amount of capital required for our initial expansion. Any failure to effectively manage future growth could have a material adverse effect on our business.

Our business is highly competitive and this competition could adversely affect our pricing structure.

Many companies offer internet provider services and other products and services similar to those offered by us. In addition the services offered by our new business could face substantial competition from existing contact centers and others providing outsource services. Many of these firms are well established, have reputations for success and have significantly greater financial, marketing, distribution, personnel, and other resources than us. There can be no assurance that competitors will not develop products or services that are superior to our products and services. Further, there can be no assurance that we will not experience price competition, and that such competition may not adversely affect our financial position and results of operations adversely affect our revenues and profitability.

Foreign operations create risks that could lead to losses.

While substantially all our present sales are made to domestic customers, we rely on a number of offshore contact centers for both our new business and our existing ISP business. This reliance on overseas operations will increase as we further implement our new business strategies and acquire additional foreign assets. It is therefore anticipated that our business will be increasingly subject to the risks of doing business abroad. These risks may include possible limitations on capital repatriation, exchange rate fluctuations, ownership restrictions and strict foreign regulations on the operations of our subsidiaries. At this time, the risk from exchange rate fluctuations is mitigated by the fact that payment for our services is received from other U.S. firms in U.S. dollars. Losses could also result, however, from potential war, religious and ethnic violence, or insurrection. We have recently commenced operations in the Philippines. The Philippines is currently experiencing an insurrection on one of its islands. Any protracted period of strife could result in our inability to operate our contact centers, as well as the potential for damage or destruction to these centers. Any of these events could reduce our ability to service our clients or operate our existing business which could lead to a reduction of revenue.

We have a substantial number of shares that may become freely tradable and could therefore result in a reduced market price.

As of March 26, 2004, we had an aggregate of 10,817,719 shares of our common stock issued and outstanding, of which 6,767,719 shares are "restricted securities". These shares may be sold only in compliance with Rule 144 under the Securities Act of 1933, as amended, or other exemptions from registration requirements of the Securities Act. Rule 144 provides, in essence, that a person holding restricted securities for a period of one year after payment therefor may sell, in brokers' transactions or to market makers, an amount not exceeding 1% of the outstanding class of securities being sold, or the average weekly reported volume of trading of the class of securities being sold over a four-week period, whichever is greater, during any three-month period. Persons who are not our affiliates and who had held their restricted securities for at least two years are not subject to the volume or transaction limitations. Substantially all of our presently issued shares will be capable of sale pursuant to Rule 144 subject to the foregoing limitations. In addition we have a substantial number of warrants and convertible securities. Over 12,000,000 of these shares will be included in an amended registration statement to be filed with the Securities and Exchange Commission. The sale of a significant number of these shares in the public market may adversely affect prevailing market prices of our securities.

Our quarterly operating results may fluctuate, so the results of one quarter are not necessarily indicative of results in the succeeding quarter.

Because our customers can be affected simultaneously by the same economic factors, our operating results can vary significantly from one quarter to the next. In addition, the quarterly results of our new business may depend upon a number of other factors including contracts we are performing in any given period, the effect of any proceeding against us, the number of ISP customers, or the capacity of our contact centers. Therefore, you should not expect that our results for any one quarter can be predictive of our performance in the next succeeding quarter. Likewise, you should not use the results for any particular quarter to predict our performance in the similar period in any future year.

We have entered into substantial transactions with our Principal Stockholders.

Trans Voice L.L.C, the owner of over 50% of our common stock, has entered into an agreement as of April 2003 to obtain a third party to provide strategic planning supervision, and other services to us primarily for our new business. Martin Miller, our Chief Executive Officer, is the beneficial owner of fifty percent of this entity. Amounts paid to Trans Voice are a pass-through and are meant to reimburse Trans Voice for payments it makes or is obligated to make to third party vendors under that agreement. We also are a party to an Amended and Restated Payment Agreement with Trans Voice Investments, Inc. whereby we pay Trans Voice, L.L.C., as assignee of Trans Voice Investments, Inc., $150,000 per month and pay Trans Voice Investments, Inc. $1.00 for every customer over 100,000. This agreement was originally entered into in consideration for services rendered to us by Trans Voice Investments, Inc., the parent company of Trans Voice L.L.C. This agreement and subsequent modifications were entered into when Trans Voice L.L.C was not one of our principal shareholders. However, one of the principal holders was an officer prior to the execution of the original agreement. While we believe the transaction referred to was fair to us they were not necessarily negotiated at arms length. Future transactions with principal stockholder officer or director will need to be approved by the majority of our independent directors.

Stock ownership of our principal stockholders could delay or prevent stockholder actions.

Messer. Martin Miller and Stanley Myatt beneficially own over 50% of our outstanding common stock and may be able to control decisions of our stockholders. Their ownership may also have the effect of delaying, deferring or preventing a change in our control and make transactions that could give our public, minority stockholders the opportunity to realize a premium over the then-prevailing market price for shares of common stock more difficult or impossible.

We do not intend to pay dividends on our common stock.

We have never paid or declared any cash dividends on our common stock or other securities (other than our preferred stock) and intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them.

Our stock price, like that of many small companies, has been and may continue to be volatile.

We expect that the market price of our common stock will fluctuate as a result of variations in our quarterly operating results and other factors beyond our control. These fluctuations may be exaggerated if the trading volume of our common stock is low.

                                     PART I


ITEM 1.      DESCRIPTION OF BUSINESS.

                                  INTRODUCTION

Our History

We were organized as a Florida corporation in June 1994 under the name Pasta Bella, Inc. In 1997, we changed our name to Global Asset Holdings, Inc. We adopted our current name, Epixtar Corp., in 2002.

We had no business until November 14, 2000, when we acquired an 80% membership interest in SavOnCalling.com, LLC. Savon was engaged in the marketing and resale of domestic and international telecommunications services. It is no longer in business and in 2003 completed a reorganization under the federal bankruptcy law.

On March 31, 2001, we acquired all of the outstanding shares of National Online Services, Inc. At the time, National Online was developing a plan to market internet provider services to small businesses through telemarketers. National Online is the developer of the web portal, TrueYellowPages.net. It commenced operations in the middle of 2001. Since that time, through National Online Services and other subsidiaries, we have been engaged in marketing internet provider services for small businesses utilizing independent call centers or contact centers predominantly located overseas.

Since July 2001, substantially all our revenue has been derived from internet provider services. We offer these services through several subsidiaries each providing basic internet services coupled with additional services. We also derive a small amount of revenue by providing international direct dial services through pay phones and from other similar products. We have determined to transition to a new business, this business consisting of providing outsourcing services to corporate clients from call centers acquired or developed by us.

Structure of Business Entities

We are in the process of restructuring our primary businesses into two main groups headed by two wholly-owned formed subsidiaries: NOL Group, which is to be the parent company of our subsidiaries engaged for the most part in our ISP business (as described more fully below) and Epixtar BPO Services, Inc. which is the parent company of our subsidiaries engaged or to be engaged in operating call centers or in providing outsourcing services.Epixtar Communications Corp. and its subsidiaries derive a small amount of revenues from the sale of communications products. One of our subsidiaries not owned by Epixtar BPO Services, Inc. is performing services which may be characterized as new business.

Set forth below are the names of our principal operating subsidiaries engaged in revenue producing activity in 2003 with the dates of each entity's original incorporation in Florida. All of these were engaged in the ISP business.

Corporation                                  Date of Incorporation                  Business
-----------                                  ---------------------                  --------
National Online Services, Inc. (1)            February 22, 2001              Internet Provider Services
Liberty Online Services, Inc. (1)             December 12, 2001              Internet Provider Services
Ameripages, Inc. (1)                          February 13, 2002              Internet Provider Services
B2B Advantage, Inc. (1)                       October 31, 2002               Internet Provider Services

(1) Each of these corporations is now a Delaware corporation.


                             NEW BUSINESS DIRECTION

We have now determined to place our resources and energies in developing our new business rather than expanding our ISP business. Through experience gained while operating our ISP business we believe we have developed a workable model for the marketing of products and services We have also developed expertise and effectiveness in various aspects of our business including product development, sales, fulfillment and support capabilities. During this period we have acquired extensive telemarketing and contact center experience and developed relations with overseas contact centers which we believed competed effectively with domestic call centers. While we did not own contact centers, we in fact trained the center's personnel, prepared the scripts and monitored the operations for compliance with United States law and our policies.

Based upon our expertise, we have determined to transition our business to provide telemarketing and direct response campaigns and other outsourcing services for third parties. An integral part of our plan is to establish our own international telemarketing call centers either through development, acquisition or joint venture. We intend to take advantage of what we believe is a growing trend for United States companies to outsource marketing and other services overseas. We believe that ultimately this transition will require substantial capital investment for the call centers, personnel and other infrastructure.


We have taken the following steps to implement our new business:

                 o hired additional executives and other personnel for the new operations
                 o established subsidiary corporations for this operation
                 o entered into preliminary arrangements to acquire call center assets in India and have been operating a call center in the Philippines for which we have entered into a definitive agreement to acquire.
                 o entered into leases for a twelve story building in the Manila area of the Philippines to be developed as a contact center.
                 o acquired capital equipment and negotiated or entered into capital lease agreements
                 o negotiated and entered into agreements for outsourcing
                   services

Through December 31, 2003 we have expended approximately $1,800,000 on the new operation and estimate an additional expenditure of approximately $ 800,000 in the first quarter of 2004.

During the first quarter of 2004 we entered into arrangements to acquire assets for our Alabang Philippines facility for which we are obligated to issue shares of our common stock having a market value of approximately $450,000 and pay over $350,000.

We have decided to delay our entry into the Indian market and emphasize the advantages of the Philippines as an outsourcing destination. For the immediate future we will concentrate our efforts in the Philippines and not have any operation in India. As a result we did not pursue the preliminary arrangements we had entered into to acquire assets in India.

We currently have approximately 250 contact center seats (of which approximately 100 are in operation) at the facility in Alabang (a Manila suburb) which we have been operating since September 2003. We have entered into definitive agreement to acquire the assets at this facility. In addition we have entered into leases for and are constructing a contact center and regional headquarters in Eastwood City, Manila. Upon completion, our Eastwood City flagship, a 12-story office building known as Epixtar House, will have approximately 1,750 contact center seats.

Subject to availability of funds and other factors, we contemplate opening and expanding our new Eastwood Philippines facility and expanding the Alabang facility during the second and third quarters of 2004. During this period we intend to open our Eastwood facility with up to 365 seats and hire of up to 400 sales representatives and also anticipate the build out of up to 650 additional seats at Eastwood during this period. We also plan to expand the Alabang Philippines facility during this period by operating up to an additional 150 seats and hiring up to 165 sales representatives. We also plan to hire up to an additional 250 supervisory and staff personnel to support both facilities. Additional capital equipment by purchase or lease in the Philippines and Miami will be required for this expansion. We believe we will require approximately $4,000,000 additional funds for this expansion in this period.

For the balance of 2004 we intend to add additional seats and personnel for a total of 2000 seats at these existing sites. We are also exploring obtaining other locations for contact centers in the Philippines.

The above description represents our present plans and is subject to change based upon the availability of financing, construction and/or equipment delivery delays and other factors. The absence of funds, construction and equipment delivery delays and other factors that could prevent us from fulfilling all our plans as well as prolong the timetable.

We anticipate that each contact center will have the capability to operate two shifts depending on availability of contracts. In addition, each contact center will employ administration and supervisory staff.

We intend to provide services to third parties at the contact centers. Our contact centers will have the capability for a variety of outsourcing purposes in addition to using them to market our own products and services. Our services which we may offer to that would include such things as designing, implementing and managing a marketing campaign. Our contact centers would also be available to handle various other outsourcing services for clients, including data management, business processing and fulfillment services. We will attempt to obtain agreements for these services.

Contact Center personnel would also be involved in business processing outsourcing and fulfillment services, which would be performed during hours of operation when calling to within the continental United States would not be feasible. These services include:


                      o Data Entry

                      o Business Process Outsourcing
                           - Transcription
                           - Data Entry
                           - Accounting

                      o Fulfillment Services
                           - Provisioning
                           - Direct mail
                           - Call back
                           - Email

In 2003 we entered into an agreement with a national telecommunications company pursuant to which we became an authorized sales representative to market one of the client's long distance services. We basically are engaged to handle soliciting orders and contracts, completing order and registration forms, transmitting completed contracts, orders and credit information received by us and assisting the client to resolve customer complaints.

We also were retained by a client pursuant to a master agreement to conduct follow-up calls to its customers for the purpose of updating its database We recently entered into a telemarketing arrangement with a distributor of household and business chemicals. This new arrangement has commenced in April 2004. In addition to these agreements we are negotiating an agreement to perform market services for a telemarketer under that telemarketers contract with a telecommunications company. We are also negotiating to provide contact center services to market a credit card in Asia for a client.

We believe there is an opportunity at this time to implement our plans for a number of reasons. We believe there is a trend by large corporations to outsource many functions as transcription, fulfillment and other services listed above. This is true of the use of telemarketing functions where we believe internal operations of large companies are utilizing firms that can assume responsibility for all facets of a telemarketing campaign.

Our offshore operations, particularly in the Philippines, have significant advantages as follows:

                 o low cost and educated English-speaking personnel

                 o existing robust telecommunication infrastructures

                 o lower operating costs, including lower fixed costs such as more economical lease payments

                 o historically lower personnel turnover rates, which in turn, lowers the cost of training

                 o government incentives and programs


                       INTERNET SERVICE PROVIDER BUSINESS

Our internet provider services or ISP services are sold by several subsidiaries, all of which market similar services including access to the internet through dial up net works of third parties. Each subsidiary includes a different item of additional value. For example, one of our subsidiaries, B2B Advantage Online is an internet service provider that combines that ISP service with portal access to a third party service which provides extensive accounting and legal resources, including legal forms.

Our internet service provider subsidiaries market their services exclusively to small business subscribers, much like America Online(R) markets membership primarily to residential customers. It is estimated that a substantial number of small businesses in the United States still do not have an online presence. We believe our subsidiaries meet the needs of this class of small business by providing nationwide unlimited Internet access and e-mail service; developing unique branded and customized Web sites and hosting services; featuring the business prominently in the online True Yellow Pages directory; registering the member-business in several major search engines; and, delivering simple online solutions for several areas of the member`s business - all administered as one service for one monthly fee. The monthly fee covers the internet provider services, yellow page listing and software and other valued-added services or products. The fee is billed to the customer's telephone bill and remitted to us by billing houses. Each of the LECs and billing houses charge us a fee for billing and collection.

Sales Cycle

We acquire customers for our ISP services by direct contact through telemarketing. The value of our product or service is described through a sales script prepared by us that is presented by the agents of the call centers. Until recently this telemarketing effort was outsourced to independent contact centers. Recently we began marketing the product through our own contact centers.

We utilize a form of marketing called "free to pay" conversion. This entails offering a free trial period for our services. If the customer does not cancel by the end of the trial period the services will continue and customer will be billed. This method of marketing is sanctioned by the Direct Marketing Association and the Federal Trade Commission has published rules governing this type of marketing.

To qualify for the free-trial offer, the customer provides advance consent for billing should he or she choose to remain a customer after the free-trial period ends. The authorization for billing is recorded for compliance with federal rules and quality control purposes. A charge for the service or product is submitted to the customer's phone company for billing and collection every month thereafter on the anniversary of the conclusion of the free-trial period.

We devote significant effort to complying with regulations governing the free to pay conversion program offered. It is essential that we obtain informed consent from our customer. We also comply with state and now federal do not call lists, which prohibit calls to persons on the list. The latter regulation only applies to residential telephone numbers and not businesses. Since our customers are businesses we do not believe the do-not-call rules will have a significant effect on us as long as we make certain we only call businesses.


At the close of each business day, the call center sales data and verification recordings are uploaded to our server and then reviewed as part of our quality control, including review for compliance with law.

Upon completion of the quality control process, the sales data files are processed. We automatically create customer websites in a variety of styles utilizing the customer provided information. E-mail and dial-up accounts are established upon acceptance.

A welcome kit is sent by mail. The kit is personalized for each customer and sent with a CD-Rom providing internet access, instructions for e-mail and website customization, and complete terms and conditions pertaining to the customer's obligation to cancel should he or she elect not to continue the service. We utilize contracted third party fulfillment houses to process the mailings. The 30-day free trial of the service for each customer begins upon receipt of their welcome kit.

The billing department processes each customer's charges monthly on the anniversary date of the completion of his trial period. Charges are processed through third-party clearinghouses or billing houses that possess the direct contracts with the local phone companies or LEC's servicing our mutual customers.

Telemarketers

Until recently we primarily used unrelated third party call centers to market our services. The telemarketers we utilized were located in the Philippines, the Caribbean, India and the United States. Our arrangement with the telemarketers provided for the solicitation of customers in the United States solely with leads provided by us using our approved sales procedures, including required script and verification requests. The telemarketer is required to follow quality assurance procedures which are described under "Regulatory and Compliance Matters," Presently we utilize our own contact centers in the Philippines which follow the same procedures as the third party telemarketers.

Some of the independent telemarketers were entitled to a fee when they obtain a customer even if the customer canceled after the trial period. We can, however, withhold payments from the telemarketer for customers improperly obtained and may terminate the arrangement for material breaches of our marketing agreement and have done so. During 2003, we retained $453,680 of payments. In the course of review of verification recording files by an independent business process outsource company based in Manila, Philippines, improprieties were discovered at three of our call centers located in India. As a consequence, we suspended sales activities at these centers. After investigation we implemented a series of measures to prevent future problems. At the same time we suspended marketing of our One Nation Calling Plan because this product was sold through these centers.

Third-Party Billing Companies

We utilize the services of independent third party billing houses. These independent clearinghouses perform several significant functions on our behalf. We submit our billing to one or more billing companies on a weekly basis. These bills are screened to eliminate customers who are not served with a LEC that accepts billing or otherwise does not qualify. The bills are then submitted to the respective LEC, which in turn bills the customer. Collected funds are typically remitted to us within 60 to 90 days. The billing agent may also have contact with the customer when questions arise concerning the bill. Some billing companies offer advance funding arrangements with the availability and extent of funding differing greatly. These arranagements are generally in the nature of a facoring arranagement. The billing house purchses the receivable due us giving us a percentage of the amount . The balance less fees and charges are paid upon collection. One of these billing companies has terminated their relationship with us in early 2003. Our subsidiaries currently use three billing houses, ACI Billing Services, Inc., eBillit, Inc. a.k.a Payment One and Enhanced Services Billing, Inc.

Retention Campaign

We utilize various methods to retain customers during the free trial period and continuing into their normal service life. It is far less costly to retain a customer than to obtain a new one. Customer care representatives charged with retention have a number of tools available to them, foremost of which is adjusting the terms of membership to be more favorable to the customers. These may include a more competitive price, providing a free calling card and/or free software.

Customer Care

Our customer care has been outsourced to a call center in Manila. We are in the process of transitioning this operation to the Alabang facility. Customers might call customer care for a variety of reasons including technical questions about the Internet access, e-mail configuration or website editing; service questions such as what is their billing date or end of trial date; questions regarding phone card usage; premium redemption requests; cancellations; or other issues regarding the service or billing. We have full time trained customer care specialists who are subject to continuing formal and informal training. .

Each customer care specialist has real time computer access to relevant customer data including direct access to a customer's website and account configuration to provide technical assistance, a chronological history of events including sale, fulfillment, billing and inquiries. Calls arrive at the center either directly from calling customers or are transferred from the relevant billing companies whose 800 numbers generally appear on the customers' phone bill.

The customer care specialists are also engaged in our retention policy and are advised of regulatory issues and compliance matters.


Regulatory and Compliance Matters

We devote significant effort to complying with regulations governing the free to pay conversion program offered. In order to maintain our ability to serve customers and collect revenue, we have taken a proactive approach to resolving regulatory complaints or inquiries. Our Customer Care department has initial responsibility for inquiries and, if necessary, followed by consideration by our compliance department. Most often, a resolution is achieved.

Most of the regulatory and compliance issues revolve around allegations of unauthorized LEC billing arising from violations of the free to pay conversion rules. State Public Service Commissions, State Attorney General Offices, and the FTC attempt to prevent "cramming" or the addition of a specific charge or charges to a customer's local telephone bill without the proper authorization. We do not approve, or participate in, cramming. Our internal procedures reflect an absolute prohibition and zero tolerance for cramming. Through our billing agreements we have agreed to adhere to the highest disclosure standards. Our compliance policy includes the requirement that the telemarketer, among other things, uses an approved sales script and follows a prescribed verification procedure. We record each customer authorization and store the digital file for retrieval if needed to show compliance with the law.

We believe we have taken extraordinary steps to ensure that we do not violate regulations relating to cramming. First we seek to avoid all sales in situations that a prospective customer may not realize a charge will be placed on the customer's phone bill after the trial period. Whether we are selling direct or through independent telemarketers, we do so by:


                 o Making certain that the required script provided by us is adhered to by spot checks by personnel at the site and by our ability to monitor calls directly from our headquarters.

                 o Making certain that the verification process has been adhered to by reviewing all verification recording by our personnel and by independent third parties.

                 o Rejecting any orders where we are not satisfied that our procedures have been adhered to.

                 o Reminding the customers by mail prior to the end of the trial period that the customer has the right to cancel.

Sales not properly authorized are rejected. For sales that are properly authorized we then take steps to make certain that the customer during the free trial period is aware that they will be billed at the end of the free period. We do this by including a warning in our welcome package. This is followed by an e-mail and a pre-billing notice to the customer with the same information sent ten days prior to the billing date.

In 2003, inquiries were made based upon alleged violations of state restrictions on calling residences, popularly known as "do not call" lists. Our target market for the ISP business has been solely businesses. These "do not call" restrictions do not apply to business telephone numbers. These complaints mainly have originated from individuals conducting their businesses at home who had improperly placed their numbers on these lists. We have procedures in place to suppress non-business phone numbers.

Despite our substantial compliance efforts we have received numerous complaints from governmental agencies and the Better Business Bureau. While complaints may be received informally, we are subject to formal regulatory inquires as well as formal proceedings in several states. In two states, we have negotiated settlements, which resulted in total payments for costs of less than $10,000 and a requested script change. While we believe our script is fully compliant with all regulations and not misleading we have agreed to the change as part of an ongoing policy of complying with all regulators, including those of state consumer protection agencies. See Item 3 Legal Proceedings for information concerning current material legal procedings ,including the FTC proceeding, and investigations against us. In addition to these proceedings customer complaints have resulted in the termination of arrangements with a billing house and a LEC. We do not believe these terminations have had a substantial impact on current revenues but future complaints may lead to further terminations. We therefore have increased our compliance efforts as discussed above.

                               INTERNET TECHNOLOGY

Our ISP subsidiaries utilize the underlying dial-up network services of Qwest and UUNet. Customers receive customizable web sites, dial-up Internet access and up to six e-mail accounts. Our core customer network infrastructure is maintained in colocation facilities equipped with redundant systems (located in Virginia and Florida). The web, e-mail, database and authentication servers are comprised of Microsoft based systems. All management of the systems of our present business takes place from offices in Florida.

The NOC or network operations center is also the central point of our technology for our new business. It is the destination of all inbound calls, the originating point to the domestic phone network for outbound calls and the point of control for the CTI, or computer telephony integration. The NOC become the hub for our technology enabling monitoring of activities, calls, and network quality. The NOC is where the predictive dialer / ACD (automatic call distribution) technology resides. When we develop multiple centers the NOC will act as the hub for all global centers, enabling the operation of each center as part of a global virtual center. Such a virtual center allows for more efficient capacity management by directing spikes in utilization to any center connected on the network that has excess capacity. Calls are transmitted to and from the centers and agents via VOIP (voice over internet protocol) on leased broadband telecommunications lines to each center.

The agent at each contact center location will be utilizing a personal computer and either an IP enabled phone, an analog or traditional phone or communicate directly through the PC enabled as an IP phone, depending upon the specific technology implemented in each case.


                                 OTHER ACTIVITY

During 2002, we introduced Financial Freedom and One Nation Calling Plan.

Financial Freedom, a product introduced in 2002, was the result of a partnership between us and the Financial Freedom Foundation, to create a credit awareness and improvement product billed through bank account debits. We terminated the program during the fourth quarter of 2002 because of changes made to software relating to bank account debits.

During 2002, we also introduced a long distance product, the One Nation Calling Plan, in what we believed was a competitive product targeted at small businesses for long distance, travel card, and toll-free access. Because of problems with call centers marketing this product and the need to reallocate expenses, we have suspended marketing of this product since February 2003, although we still service a small number of customers. At this time, we have not yet decided whether to resume marketing this product or market a substitute product.

Our subsidiary One World Public Communications Corp. provides international direct dial service for coin telephones. Revenues from this service have been minimal. We believe this business has potential but we have devoted our resources to our other operations. In October 2003, we commenced the marketing of prepaid phone cards which has not resulted in significant revenue.

                                    EMPLOYEES


As of February 29, 2004, we had 234 employees. Of that number nine employees were engaged in engineering and computer systems; (10) in marketing and sales; 31 in administration and finance, including our officers, eight in customer services, and 176 were overseas employees. The number of our employees will be substantially increased as we open and expand additional contact centers.

                                   COMPETITION

Our internet provider service subsidiaries face competition from other larger and more established providers such as AOL(R) and Earthlink(TM). The contact centers we intend to establish will face competition from other established firms such as e-Telecare, Ambergris, Contact World, and Global Stride. In each case, many of the competitors are well established, have reputations for success in the development and sale of services and products and have significantly greater financial, marketing, distribution, personnel, and other resources than us. These resources permit these companies to implement extensive advertising and promotional campaigns, both generally and in response to efforts by additional competitors to enter into new markets and introduce new services and products. Competition relating to our new business will consist of pricing and quality of service.


ITEM 2.      DESCRIPTION OF PROPERTY

Our office facilities consist of approximately 9,770 square feet of office space in total located in separate suites at 11900 Biscayne Blvd., Miami, Florida, 33181.In 2003 we executed an agreement to enter into a new lease at our present location replacing existing arrangements, eliminating some existing space and obtaining larger substitute space. Pursuant to this arrangement we are to lease a total of approximately 16,800 square feet. The lease is for five years at annual rentals ranging from approximately $328,000 to approximately $380,000 in the final year. Because construction of the substitute space was not completed, the rent until completion has been adjusted to reflect our continued occupancy of a lesser amount of space.

We have executed a seven year lease with a build-out provision for a facility consisting of eleven floors to house our Manila Call Center, which is under development. The facility consists of approximately 94,100 square feet for operations and another 41,980 square feet for parking space. The rent on this lease is paid quarterly and commences in July, 2004. With value-added tax and other taxes, the rent (for parking and office space) is approximately $53,580 in the first year increasing to $76,840 in the final year. Pursuant to such a lease with a separate landlord we are leasing an additional floor at this building. The foregoing amounts are based upon current currency exchange rates.

In connection with the contemplated acquisition of call center assets in Alabang, Philippines, we anticipate receiving an assignment of a lease for the facility where the acquired assets are located. The lease to be assigned to us expires in 2006. The premises consist of two floors for a total of approximately 14,000 square feet. Base rent is presently $ 8,250 monthly which increases in increments to $ 9,100 in 12 months. We are also obligated to pay value added taxes and increases in real property taxes and other charges. The foregoing amounts are based on a currency exchange rate of 56 Philippine Pesos to 1 US Dollar

We also lease residences in the Manila area for personnel.

Our technology for both the ISP operations and our new call centers is based in a network operations center located in a Miami collocation facility where the equipment of numerous other voice and data carriers are also located. We occupy a 200 square foot "cage" at 100 North Biscayne Boulevard, Miami Florida pursuant to a Building Access License Agreement expiring in 2006 at an annual rent of $ 48,000.

We may enter into additional leases as we find new locations to acquire or develop contact centers.


ITEM 3.      LEGAL PROCEEDINGS

Government Actions

On October 30, 2003 we and our subsidiaries, and an officer, William Rhodes, were sued and served with an ex parte temporary restraining order, asset freeze, order permitting expedited discovery, order appointing temporary receiver, and an order to show cause in an action commenced by the Federal Trade Commission in the United States District Court for the Southern District of New York. The order covers each of these entities, as well as their parents, subsidiaries, and affiliates. The proceeding arises out of alleged failures of our subsidiaries to comply with regulations relating to the conversion of a trial customer to a paying customer. We vigorously deny any wrongdoing and believe that our business practices are in compliance with all applicable laws. As of November 19th, 2003 without any finding of wrongdoing, we agreed in principle to enter into a preliminary injunction with the Federal Trade Commission. As a result we were able to resume our ISP business subject to the oversight of a monitor. The asset freeze was lifted except that a portion of our assets was held in escrow against customer refunds. An additional amount held by certain subsidiaries was subject to further resolution, which may result in all, or a portion of such funds being returned to us. We and the FTC are negotiating further resolution of the above-described dispute. As a result of the above action, we experienced substantial business disruption, incurred significant expense and reduction of our working capital. It is impossible at this time to determine the full impact of the proceeding. We are presently negotiating the terms of a final permanent injunction We cannot predict the terms of the final order or when ithe terms will be finalized.

On January 17, 2003, the Attorney General of Missouri filed an application for a temporary restraining order and preliminary injunction against certain of our subsidiaries alleging "cramming." We entered into a negotiated consent to the entry of the temporary restraining order and preliminary injunction because the consent action did not hinder the way our subsidiaries conduct their business and we do not condone cramming in any event. We have filed an answer to the request for a permanent injunction that vigorously denies any wrongdoing and that the allegations against us are without any basis in fact and without merit.

On May 22, 2003, the Attorney General of North Carolina filed a complaint alleging "cramming" against certain of our subsidiaries, as well as a motion for temporary restraining order and preliminary injunction. As in the case with the Missouri action and for the same reasons, we entered into a negotiated consent to the entry of a temporary restraining order and preliminary injunction.


Private Action

On January 30, 2004 Dixon Aviation, Inc. commanded an action in the Circuit Court of Alabama for Barbour County against us, an officer, NOL, Liberty, a billing house and a LEC. This litigation was brought as a class action complaint for declaratory and injunctive relief, alleging that the Defendants engaged in cramming. We deny all liability and believe we have valid defenses to these claims (including recorded verifications). A motion has been made to remove the action to federal court and in addition we will move to dismiss the class action aspects of the claim. Pursuant to our arrangement with the LEC and billing house defendent we are obligated to indemnify the LEC and billing company defendants.

Government Investigations

From time to time, we also have received investigative process from various other states. The Attorney Generals of Florida, Texas, Minnesota and Kansas have issued process requesting certain information and documentary material concerning the operations of our ISP subsidiaries. The subsidiaries involved are responding in the appropriate manner and providing the information and documentation as required.

In July, 2003, we received a subpoena from the Attorney General of Pennsylvania. This subpoena requested information and documentation relating to certain alleged business practices of our subsidiaries relating to "do not call regulations." We believed our response demonstrated compliance with the rule and that the matter is considered closed.

Bankruptcy of Subsidiary

In August 2002, our subsidiary, Savon, filed a petition under Chapter 11 under the United States Bankruptcy code in United States Bankruptcy Court for the Southern District of Florida. Savon was a defendant in a lawsuit brought by Global Crossing Bandwidth, Inc., a wholesale telecommunications carrier that had an agreement to provide service to Savon. Global Crossing alleged $21,000,000 damages for breach of contract in its complaint, filed in the United States District Court for the Eastern District of Michigan.

SavOn had asserted counterclaims against Global Crossing for breach of the agreement and tortuous interference with customers. In conjunction with Global Crossing's pending Chapter 11 proceeding, our counterclaim was stayed. We therefore could not obtain a judgment against Global Crossing and at the same time we would incur substantial defense costs. SavOn therefore filed for protection under the bankruptcy code. In connection with the proceeding, we advanced $65,000 to SavOn to settle a claim in connection with alleged distribution of Savon's assets for our benefit. The Plan of Reorganization has been confirmed by the Bankruptcy Court.


ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


                                 Not applicable


                                     PART II

ITEM 5.      MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                               MARKET INFORMATION.

Our Common Stock is presently quoted, under the symbol "EPXR," on the OTC Bulletin Board. Prior to January 2003, our symbol was "GAHI". In January 2003, the symbol was changed as a result of our name change. Set forth below are the high and low closing bid quotations for our common stock for each quarter of the last two fiscal years, as reflected on the electronic bulletin board. The quotations listed below represent prices between dealers and do not include retail mark-up, markdown or commission, and there can be no assurance that they represent actual transactions.

Fiscal Year 2003

            Quarter               High                   Low
            -------               ----                   ---

            1st                    $4.15                 $1.75

            2nd                    $8.85                 $2.75

            3rd                    $6.45                 $3.55

            4th                    $6.40                 $2.75


Fiscal Year 2002

            1st                    $3.50                 $0.68

            2nd                    $0.83                 $0.29

            3rd                    $0.31                 $0.31

            4th                    $1.95                 $0.28



                                SECURITYHOLDERS.

As of March 26, 2004 there were approximately 50 holders of record of our common stock. Because a substantial portion of our shares are held by a depository company in nominee name, we believe the number of beneficial owners of the securities is substantially greater than 50.

                                    DIVIDENDS

We have not paid any dividends on our common stock. There are no plans to declare dividends in the immediate future but we may, from time to time, declare dividends in stock or cash. Our Series A Convertible Preferred Stock provides for 8% cumulative dividends to be paid annually.

                    RECENT SALES OF UNREGISTERED SECURITIES.

In April, 2003, we issued 130,000 warrants to purchase shares of our common stock to Sands Brothers pursuant to an investment advisory agreement. This issuance was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof.

In April 2003, we issued 13,617 shares of common stock to vendors and their designees pursuant to an agreement with them. This issuance was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof.

In June 2003, pursuant to private placement, we issued 23,510 shares of our preferred stock and warrants to purchase shares of our common stock. The preferred stock is convertible into shares of our common stock at a present conversion price presently of $2.00. We also issued a warrant to these investors to purchase our common stock. We also issued warrants to purchase 64,243 of our shares to persons who assisted in the offering. The issuance of these securities was exempt from the registration requirements of the Securities Act pursuant to
Section 4(2) thereof

In July 2003, we issued 127,117 shares of our common stock to satisfy promissory notes owed to two entities which produced telemarketing services in the past. In an unrelated transaction we issued warrants to purchase shares to an advisor. The shares were issued for investment to entities which had substantial knowledge of our operations. Therefore the issuance of these shares is exempt from the registration requirements of the Securities Act of 1933 pursuant to
Section 4(2).

In July 2003, we issued 27,726 shares to an investment advisor. We believe this issuance was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof.

In September 2003, we issued warrants to purchase 100,000 shares of our common stock to an investment advisor. This issuance was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof.

In October 2003, we issued 50,000 shares of our common stock in connection with an agreement to retain an investment advisor. In the same month we issued 15,652 shares of common stock in connection with the acquisition of assets Both of these issuances were exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof.

In December, 2003, we issued $500,00 principal amounts of notes convertible into 125,000 shares of our common in a private placement. In addition, these lenders received warrants to purchase 62,500 shares of our common stock. These issuances were exempt from the registration requirements of the Securities Act pursuant to
Section 4(2) thereof.

ITEM 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.


                                  INTRODUCTION

We were organized for the purpose of acquiring other entities or businesses. Prior to November, 2000, we had attempted to acquire several businesses; however, none of those proposed acquisitions were completed. In November 2000, we acquired SavOnCalling.com, Inc. ("SavOn") but have since discontinued the business of this subsidiary. In March 2001, we acquired National Online ("NOL"), which developed and marketed internet provider services ("ISP") for small businesses. The operations of NOL commenced during 2001 (as well as that of another subsidiary). We continued and expanded the operations of NOL as well as other ISP subsidiaries operating similar businesses primarily with funds generated from operations, making considerable expenditures for staffing and infrastructure.
 Substantially all our revenue has been derived from our ISP operations. We now however have determined to change the direction of business to that of being an outsourcing company providing telemarketing programs and other services for third parties using contact center facilities we will develop or acquire. The effect of this transition on our revenues, income and capital requirements will be discussed in detail below.

                                ACCOUNTING ISSUES

Restatement

We have restated our previously issued financial statements for 2002 as follows:

o Acquisition of Savon and a 80% interest in National Online have been restated to reflect the requirement of staff accounting bulletin No. 48 and record those acquisitions at historical cost. As a result the financial statements have been restated to remove all goodwill, goodwill amortization and impairment charges with respect to these transactions. That portion of the goodwill relating to the acquisition of a minority interest in NOL remained.

o In 2002 we entered into an agreement to restructure certain debt to a stockholder. We have determined that the transaction should have been treated as the issuance of a new note with a loss on debt extinguishment which includes the value of warrants as of the date of grant.

o We have recorded the new note resulting from the debt restructuring at fair value net of a discount.

The foregoing restatement is described in further detail in Note 2 to the financial statements.

Accounting Policies and Procedures

On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, allowance for uncollectible amounts, impairments of intangible assets, recognition of deferred income tax items and stock based compensation, bad debts and intangible assets. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

         Revenue recognition

         Our revenues are derived primarily from fees for providing small businesses with Internet access, websites and e-mail addresses through reselling dial-up technology. Customers are billed monthly, following a thirty day free trial, and the revenue is recorded over the period in which the services are provided. Deferred revenue represents the unearned, billed revenue at the end of an accounting period. We contract with external entities for billing and collection services. Those entities require certain holdbacks and reserves be maintained to allow for the possibility that amounts will not be collected, refunds will be made or adjustments to customer accounts will be allowed. These holdbacks and reserves are included in accounts receivable. We provide an allowance for lack of collectibility of these amounts approximately equal to fifty percent of the amounts held or reserved. This allowance is estimated based on historical experience.

         Impairment of intangible assets

         In connection with the acquisition of a minority interest in National Online we recorded goodwill. SFAS No. 142 "Goodwill and Other Intangible Assets" requires that goodwill no longer be amortized, but rather be evaluated for possible impairment at least annually. Our policy calls for the assessment of any potential impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable or at least annually. If an evaluation of undiscounted cash flows indicates impairment, the asset is written down to its estimated fair value which is based on discounted cash flows. We did not recognize any impairment charges for goodwill in the years ended December 31, 2003 and 2002.

         Deferred income taxes

         Through December 31, 2003 we incurred significant net operating losses for income tax purposes of December 31, 2003 we had net operating loss carry forwards available of approximately $19 million. As a result of ownership changes which occurred in June 2002, our operating tax loss carry forwards are subject to certain limitations.

         In addition, tax laws require items to be included in our tax return at different times than those items are reflected in our financial statements some of these differences are permanent and some differences reverse over time. These timing differences, as well as the net operating loss carry forwards, create deferred tax assets and liabilities. Deferred tax assets generally represent items that can be used as a tax deduction in our tax return in future years. We establish valuation allowances for our deferred tax assets when we believe expected future taxable income to offset those deductions is not likely. Based on our historical earnings history, we have established a 100% valuation allowance fot' our net deferred tax assets.

         Stock based compensation

         Historically we have used stock options and warrants as a method of compensating employees, contractors and creditors for services provided We account for options and wanants granted to non employees at fair value. We account for options granted to employees using the intrinsic value method. The intrinsic method measures the value of the option as the difference between the exercise price of the option and our stock price on the date of grant. Usually we do not recognize any compensation expense in connection with employee options as the exercise price is generally equal to the stock price on the date of grant. Under the fair value method we measure the option or warrant at the date of grant using the Black-Scholes valuation model The model estimates the expected value of the option or warrant based on a number of assumptions, such as interest rates, our stoc price, the expected life of the option or warrant and dividend yield.


POSSIBLE IMPACT OF CERTAIN EVENTS UPON RESULTS OF OPERATIONS AND LIQUIDITY

Recent Federal Trade Commission Proceeding

On October 30, 2003, the Federal Trade Commission instituted an injunction action in federal district court against us and certain of our subsidiaries. The action ought to enjoin alleged failures by certain of our ISP subsidiaries to comply with regulations relating to the conversion of a trial customer to a paying customer. In connection with the action the Commission obtained an ex parte temporary restraining order, a freeze on our assets, and the appointment of a temporary receiver. This ex-parte order prevented us from marketing and billing our ISP services and deprived us of substantial assets. We therefore experienced significant business disruption, incurred substantial expenses and experienced a reduction of our working capital. While we believed we complied with the law and the proceeding was unwarranted, on November 21, 2003 we entered into a stipulated preliminary injunction, without any admission or finding of wrongdoing. As a result, we were able to resume business subject to procedures set forth in the stipulation (substantially all of which we had already followed) and the oversight of a monitor. The receiver was terminated and replaced by a monitor and the asset freeze was lifted except that a portion of our assets are held in escrow against future customer refunds. Most of this amount has been returned. In February 2003 we received over $750,000 of the escrow money and contemplated the lifting of restriction on over $400,000 relating to our foreign subsidiary. It is impossible, at this time, to determine the full impact of this action. The proceeding has caused a reduction of our revenue and income in the fourth quarter of 2003 and first quarter of 2004 and resulted in substantial legal expenses. The asset freeze and escrow resulted in working capital problems and delayed the timetable for implementing our new business direction and compelled us to initiate cost cutting measures. We are presently negotiating the terms of a final permanent injunction. We cannot predict the terms of the final order or when ithe terms will be finalized.

Other actions taken during 2003

During 2003, (1) we terminated several telemarketing centers for failure to adhere to our rules to assure compliance with law, (2) a billing house and a local exchange carrier or LEC terminated their arrangements with us and (3) two states have issued temporary restraining orders against us. The latter were limited in scope. As a result of the termination of the call centers our marketing activities were temporarily reduced, although, prior to the FTC proceedings they had resumed to former levels. Had we not reduced marketing activities our revenue growth may have been greater. We believe that none of these actions affect our ability to generate sales in the immediate future. Nevertheless losing a LEC , limits the areas we can obtain customers for our ISP services.

New Business Direction

As part of our efforts to expand and change the direction of our business, we have hired additional personnel for the management of new operations and to obtain sales for new services. We also are incurring costs for acquiring and upgrading contact centers, as well as professional fees and travel in conjunction with the establishment of these contact centers. We have entered into and will enter into new real estate and equipment leases for these expanded operations. We are presently operating one call center in the Philippines. It is contemplated that the operations of this center will be expanded and an additional center under development will be opened in the Philippines the second quarter of 2004 with the hiring of a substantial number of employees. We estimate that we will have additional expenses for the development of these contact centers. Our general and administrative expenses should increase substantially once these operations commence. Moreover as we transition to our new business we will continue to operate our ISP business. We will devote less resources to this business. Which may result in a reduction in revenue from the ISP business which may not be immediately replaced by revenues from our new business Therefore if we do not have substantial revenues generated by new contact centers, we may incur losses.

               COMPARISON OF FISCAL YEAR 2003 TO FISCAL YEAR 2002

General

Set forth below are comparisons of financial results for the prior two fiscal years. These comparisons are intended to aid in the discussion that follows. This discussion and analysis should be read in conjunction with the financial statements and related notes contained elsewhere in this report.

---------------------------------------------------------------------------------------------------------
                                 2003         2002 (Restated)        Changes           % of Changes
                                 ----         ---------------        -------           ------------
---------------------------------------------------------------------------------------------------------
Item
---------------------------------------------------------------------------------------------------------
Revenue                       37,121,277        26,250,851          10,870,426             41.4
---------------------------------------------------------------------------------------------------------
Cost of                       17,442,248        17,781,967          (339,719)              (1.9)
Sales
---------------------------------------------------------------------------------------------------------
Gross                         19,679,029         8,468,884          11,210,145             132.4
Profit
---------------------------------------------------------------------------------------------------------
Expense (exclusive of
Depreciation                  14,869,142        10,223,529          4,645,613              45.4

---------------------------------------------------------------------------------------------------------
Depreciation                   214,299            98,557             115,742               117.2
---------------------------------------------------------------------------------------------------------
Interest                       542,280            497,702             44,578                9.0
Expense
---------------------------------------------------------------------------------------------------------
Loss on extinguishment of
---------------------------------------------------------------------------------------------------------
Debit obligation                                 9,550,700         (9,550,700)           (100.00)
---------------------------------------------------------------------------------------------------------
Net Income                    4,379,160        (11,944,922)         16,334,082
(Loss)
---------------------------------------------------------------------------------------------------------
Cash, Accounts Receivable
---------------------------------------------------------------------------------------------------------
& Prepaid Expense,            7,867,041           4,739,186         3,127,855              66.0
etc.
---------------------------------------------------------------------------------------------------------
Property & Equipment
---------------------------------------------------------------------------------------------------------
(Net of                       1,263,844           406,971            856,873               210.6
Depreciation)
---------------------------------------------------------------------------------------------------------


Our revenues increased from $26,250,851 in 2002 to $ 37,121,277 in 2003. There is generally a correlation between the marketing of our ISP services and future revenues (after the trial period) for customers obtained during the marketing effort. While our telemarketing efforts for the latter part of 2003 were reduced (particularly after the FTC proceeding) we nevertheless increased our revenue. This was because we had significant marketing campaigns in the latter part of 2002 and early 2003. In addition our customer base had grown substantially so that high level of revenues were retained for a portion of the year even when our market efforts were diminished. Our revenue grew even though we could we could not bill our ISP customers for a portion of the year.

Our cost of sales include: (1) the direct costs of acquiring a new customer as telemarketing and fulfillment costs and (2) the costs of maintaining our customer base including customer care costs and telecommunication costs for our internet provider services. The telemarketing and fulfillment costs are one time charges incurred when a customer signs up and represent the most significant component of cost of sales. Conversely, the costs of maintaining our customer base represent a much smaller component of cost of sales. Our costs of sales in 2003 were approximately $340,000 lower than costs for 2002 despite an increase in revenues. During 2003 we had significant decrease in telemarketing expenses. This decrease resulted from reduced costs from using lower cost offshore facilities, a decline in telemarketing efforts due to our emphasis on our new business directions as well as the effects of the FTC proceedings. The cost of sales of 2002 also reflects high telemarketing costs resulting from increased ISP market efforts in the third quarter of 2002.

Our gross profit was of $19,679,029 in 2003 compared to $8,468,884 in 2002. The increase in gross profit resulted from higher sales accompanied by reductions in costs.

Total expense (exclusive of depreciation) increased from $10,223,529 in 2002 to $14,869,142 in 2003. Included in these expenses is an increase of 3,768,718 in selling, general and administrative expenses. This increase was the result of the increased professional fees incurred in connection with our defense of the FTC Proceeding and increased expenses incurred with our new business consisting of increased salary, travel and professional fees. Fees paid to a related party increased by approximately $2,730,000. This was in part a result of increased payments under the payment agreement with these prices because of increased revenues of the ISP subsidiaries. The increase includes $1,050,0000 for subcontract services primarily for our new business which was not incurred in 2002.

As a result of the foregoing we had income from operations of $4,595,588 in 2003 compared to a loss of ($1,853,202) in 2002.

In 2002, we had a loss on debt extinguishment of $9,550,700. We also had a slight increase in interest in 2003 which was more than offset by a gain of $324,966 on a settlement of debt in connection with the reorganization of Savon.

We did not have any tax expenses in 2003 because of the use of net operating loss carry forward.

As a result of all of the foregoing, we had income of $4,379,160 for 2003 compared to a loss of $11,944,922 in 2002.


                                    LIQUIDITY


We had working capital of approximately $2,954,188 as of December 31, 2003 compared to a working capital deficit on December 31, 2002 of approximately $3,600,000. We had negative cash flow from operations in 2003 but had positive cash flow as a result of financings.

Historical Cause of Prior Liquidity Issues of ISP Business

Our liquidity problems in 2001 and early 2002 have arisen because there was a gap between collection of revenue and the payment of expenses. This resulted primarily because of the method of collection through local telephone companies that receive billing information from third party billing companies. There was a lag of as much as ninety (90) days between the time services to our customers are initiated and when we received the related revenue. One additional reason for this long initial collection cycle was the one month free service provided to the customer. While a lag existed in receipt of funds and the date services commence, there was no corresponding lag in our payables, including telemarketing fees, communications costs and other costs of obtaining and maintaining these customers. Telemarketing fees were due shortly after a customer was signed. In addition, the liquidity issue was partly exacerbated by uncollectible receivables, which . If we had a higher collection rate, we would have had more cash available. The size of the initial customer base was not sufficient to overcome the foregoing and therefore we had a substantial negative cash flow from this operation.

As a result of the impact of the FTC Proceeding and expenses paid in connection with our new business,we did not have a positive cash flow from operations as of December 31, 2003. The growth of our customer base, increased revenue as well as steps we have taken to enhance cash flow substantially reduced the negative cash flow from our ISP business. Our telemarketing fees are billed monthly and are due 30 days from date of billing. National Online and other similar subsidiaries have taken additional steps to increase their cash flow including receipt of most receivables within sixty (60) days and receipt of advances prior to payment of receivables from billing companies and factors of a portion of the amount of the receivable.


Immediate Liquidity Issues

Prior to the FTC Proceeding, we believed we would be able to continue to meet our obligations arising from our existing business through cash flow from operations. As a result of the proceeding we were deprived of substantial cash because of the asset freeze and escrow and incurred substantial expenses and interruption of revenue and billing. As consequence we were unable to pay all our then expenses in the normal course. We therefore were compelled to take several measures including the reduction of personnel, temporary reduction of executive salaries and postponement of most activity relating to our new business initiative. Notwithstanding modifications of the temporary restraining order through the stipulated preliminary injunction, resumption of marketing and billing, and release of substantial amount of escrow funds, we believe our operational liquidity problems may continue for a period of time

Even if we did not experience liquidity issues relating to the FTC Proceeding we would still have issues resulting from the requirements of our new business direction. Due to the increased capital costs and operating expenses to fulfill our new business plan in rapid time frame, we require, and will continue to require for the foreseeable future, cash in excess of that which is generated from operations. While we have determined to proceed with our plan irrespective of financing, we will only be able to do so, on an accelerated basis with additional financing. The foregoing problem was compounded by the FTC which among other things resulted in delays in pursuing then proposed financing arrangements for this business. The reduction in revenues from our ISP business and the escrow and asset freeze reduced cash availability which could have been used to fund a portion of this initiative. We are actively seeking additional financing but there is no assurance we will be able to obtain sufficient funding on terms acceptable to us if at all.

COMPARISON OF CASH FLOW OF 2003 WITH 2002


Our cash and cash equivalent in 2003 were $1,342,186 compared to $722,674 for 2002. This increased arose from financing activities which resulted in positive cash flow of $2,576,279 compared to $272,983 on December 31, 2002. This increase arose from our preferred stock financing and convertible note financing resulting in gross proceeds of $2,351,000 and $500,000 respectively. This was offset by negative cash flow from investing activities and operating activities.

The negative cash flow from investing activities in 2003 arose primarily from the purchase of $1,058,814 of equipment and property for our new business.

Our operating activities had negative cash flow of $473,464 compared to positive cash flow of $679,870 for 2002. The decreased resulted primarily from the effects of the FTC proceeding, which resulted in significant revenue loss, and expenditures for our new business.

Capital Transactions

As of October 31, 2001 we entered into a Security Agreement and issued a promissory note to Brookfield Investment Ltd. in the amount of $2,474,000 to cover the prior advances made by Brookfield The note was to be increased to reflect any future advances Which ultimately were never made. The note is payable by us on demand and the principal amount (exclusive of interest accrued prior to the date of the note) accrues interest at a rate of 7% per year. The Security Agreement granted Brookfield a security interest in our accounts receivable as well as those of all our subsidiaries.

The parties agreed in principle on November 2, 2002, to modify the Brookfield Agreement and related note obligations to defer demand for payment (except on non payment defaults) until January 2005. Brookfield also agreed to subordinate its security interest to financing lenders. We agreed to pay accrued interest on the note by July 2003 and issued Brookfield a warrant to purchase 4,000,000 shares of our common stock at an exercise price of $.50 per share. In 2003 Brookfield also surrendered its entire security interest so that the note is presently unsecured.

On April 16, 2003 National Online Services, Inc. entered into a factoring and security agreement with Thermo Credit, LLC. The stated amount to be factored of National Online Services, Inc.'s billing through Payment One (one of our billing companies) is a maximum of $2,000,000 in receivables. At a 50% advance rate we can receive up to $1,000,000 of which there is an initial discount fee of 1.25% of the purchased receivable. For receivables uncollected after 30 days there will be a charge of 0.625% for every 15 day period up to 90 days. Thereafter for the next two 15 day periods there will be a charge of 0.75%. The balance owed to the factor at June 30, 2003 was $496,283. One of our billing agents also advances a portion of the amount billed on a factoring basis.

In a June 2003 private placement, we sold 23,510 shares of our convertible preferred stock for an aggregate gross consideration of $2,351,000. For each share sold, the purchasers received five year warrants to purchase fourteen shares of our common stock of a total of an exercise price of $7.00 per share (which has since been reduced to $5.11 pursuant to the terms of the Warrant). The preferred shares are convertible at an initial conversion price of $3.50 which has been reduced to $2.00 for at least one year pursuant to performance standards. The price is subject to further anitdilution provisions.

In July 2003, we extinguished over $400,000 of indebtedness consisting of principal and interest of two notes due unaffiliated telemarketing contractors in exchange for 127,117 shares of our common stock.

In December 2003, we received $500,000 from a small group of primarily institutional lenders. We issued to the lenders seven percent one year secured notes convertible into shares of our Common Stock at $4.00 per share. We also issued to the lenders five year warrants to purchase 62,500 shares of our common stock at an exercise price of $5.00 per share. Both the notes and warrants are subject to antidilution provisions, including price dilution. The lenders have received a security interest but subject to certain conditions it is second to existing and future security interests. We have the right to compel conversion or exercise a portion of the notes and warrants depending upon market condition and other factors.

                                   Seasonality

Generally, our operations are not subject to seasonal factors. However, in December 2002, we reduced our telemarketing activities because we believed potential customers would be preoccupied with holiday activities. For the same reason we did not resume our marketing efforts in late 2003 after we entered into the stipulated preliminary injunction in the FTC proceeding.



ITEM 7. FINANCIAL STATEMENTS.

See pages F-1 through F-33 attached hereto for copies of our audited financial statements for the year(s) ended December 31, 2003 and December 31, 2002. See the index to these financial statements.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

As previously reported on our current report Form 8-K filed in December 2003, we have changed auditors for the fiscal year ended December 31, 2003.

ITEM 8A. CONTROLS AND PROCEDURES



This section of the report contains information concerning the evaluation of internal controls and controls over financial reporting as required by Section 302 of the Sarbanes-Oxley Act of 2002. The information contained herein should be read in conjunction with the Certification filed with this report.

Internal controls are designed with the objective of ensuring that assets are safeguarded, transactions are authorized, and financial reports are prepared on a timely basis in accordance with generally accepted accounting principals in the United States. The disclosure procedures are designed to comply with the regulations established by the Securities and Exchange Commission. It is management's responsibility for establishing and maintaining adequate internal control over our financial reporting.

Internal controls, no matter how designed, have limitations. While our chief executive officer is not aware of any material weaknesses in the small business issuer's internal control over financial reporting, it is the Company's intent that the internal controls be conceived to provide adequate, but not absolute, assurance that the objectives of the controls are met on a consistent basis. Management plans to continue its review of internal controls and disclosure procedures on an ongoing basis.

Our chief executive officer, after supervising and participating in an evaluation of the effectiveness of our internal and disclosure controls and procedures during the first quarter ended March 31, 2004, has concluded that as of the evaluation date, the Company's internal and disclosure controls and procedures were effective.

There were no significant changes in our internal and disclosure controls or in other factors that could significantly affect such internal and disclosure controls subsequent to the dates of their evaluation.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.


                          DIRECTORS, EXECUTIVE OFFICERS

Set forth below is information concerning our directors and executive officers:

Name                      Age                                      Position
----                      ---                                      --------

Martin Miller             64(1)              Chairman of the Board, Chief Executive Officer, Director

David Srour               42(1)              President - Chief Operating Officer, Director

Irving Greenman           68                 Chief Financial Officer, Director

Gerald Dunne              42                 Executive Vice President

Deborah Gambone           52                 Vice President, Corporate Counsel and Secretary

Ricardo Sablon            43                 Vice President - Chief Technology Officer

Harry Fozzard             37                 Vice President-Marketing

Sneharthi Roy             39                 Vice President-Call Center Operations

William D. Rhodes         56                 President National Online, director and officer and director of other subsidiaries

David Berman              58                 Director

John W. Cooney            68                 Director

Kenneth Elan              50                 Director

(1) On or before April 21, 2004, Mr. Miller will relinquish his role as Chief Executive Officer but will remain our non-executive Chairman of the Board. At that time, Mr. Srour will become our Chief Executive Officer.

Martin Miller has been our Chairman of the Board and Chief Executive Officer since October 2002. Mr. Miller has also been a private investor for the last twenty-five years and served on various boards of directors of both public and private companies. During this period he also acted as a United States manager of corporate finance for a foreign investment group. He was also our chief executive officer from 1997 to 2000 when we had no operations.

David Srour has served as our President since June, 2003. He previously served as our Vice President and Chief Operating Officer from November 2001 through to June 2003. Prior to joining us, Mr. Srour was Senior Director of Information Service of Carr America Realty, a former client of his at KPMG Consulting in McLean, Virginia, where he was a Senior Manager from 2000 to 2001. At KPMG, Mr. Srour specialized in eCommerce, project management and process improvement consulting services. Beginning in 1997, he spent four years at Ernst and Young LLP, providing information systems and process improvement consulting services including back office and eCommerce implementations for such clients as General Motors, Lehman Brothers and Simon Property Group. Mr. Srour also has significant telecommunications experience, including roles as COO of Interactive Telecard Services, Inc. and SmarTel Communications.

Irving Greenman has, since June 2000, served in various executive positions for us, including our Chief Financial Officer and Chief Executive Officer. From 1998 through 1999, he was Chief Financial Officer for Kaleidoscope Media Group, Inc. (an entertainment company). Prior to this, he was the Chief Financial Officer for Medica Media and Healthcare International. Both of which were engaged in the healthcare industry. Mr. Greenman is a Certified Public Accountant licensed in New York and in Florida.

William D. Rhodes served as our President from January 2002 through June 2003 and is now President of the group comprised of our ISP subsidiaries. In February 2001, Mr. Rhodes was also the founding President of National Online Services, Inc. (presently our subsidiary establishing corporate infrastructure for this new Internet service provider of "B-to-B", he remains the current President of National Online and has been employed by us since the acquisition of National Online Services, Inc. in March 2001. Mr. Rhodes performed consulting services for us from September 2000 until February 2001. Prior to this, from February 1999 through July 2000, Mr. Rhodes served as Chief Operating Officer of Equalnet Communications Corp. in Houston, Texas with responsibility for all company operations including customer care, billing, provisioning and networks. From 1996 until 1999, Mr. Rhodes served as President and Chief Operating Officer of Valu-Line Communications in Longview, Texas. Mr. Rhodes has an MSEE and BSEE from the University of Missouri at Columbia and has been involved in state-of-the-art electronics, navigation and communication projects throughout his career including 20 years with Rockwell International.

Ricardo Sablon is our telephony engineer and vice president and has been employed by us since 2001. Mr. Sablon was previously vice president and chief telephony engineer for Equalnet Communications Corp. of Houston, Texas from 1998 to 2000. From 1994 through 2001, Mr. Sablon was the President of Dominator Technologies, Inc. of Miami, Florida which did telecommunications consulting. Mr. Sablon was also a founder of FreeCaller Communications, a patented advertiser-sponsored long distance service. From 1990 to 1993, Mr. Sablon was the chief executive of Telecaribe Communications, Inc., a company that provided the first post-embargo commercial direct-dial service to Cuba from the United States.

Gerald M. Dunne, Jr. has been our Executive Vice President in charge of Sales and Marketing since 2000. He was formerly the Chairman and Chief Executive Officer of Group Long Distance Inc., a NASDAQ traded long distance reseller from 1988 through 1999. Mr. Dunne led the company to over 200,000 residential and small business subscribers before leaving to become Chief Executive of our subsidiary, One World Public Communications Corp. Mr. Dunne also previously worked in the Accounting Department of Union Carbide Corporation in Danbury, Connecticut.

Harry Fozzard has been our Chief Marketing Officer since mid-2002 in various executive positions. He joined us from LeanForward, Inc. of Houston, Texas where he was Chief Executive Officer from 2001 to 2002. From 2000 to 2001 he was Vice President of the eBusiness Group of HTE8 of Houston, Texas and from 1998 to 2000, he was an independent consultant for Equalnet Communications Corp.

Sneharthi Roy has been our Vice President of Call Center Operations since July, 2003. From 2001 to 2003, he was employed as head of Call Center Operations for HCL Information Systems Ltd. of India. From 2000 to 2001 he was General Manager of Globsyn Technologies Ltd. He was regional manager of Atlas Copco AB Sweden from 1995 to 2000.

Deborah Gambone has been our general counsel since December 2001 and was elected Secretary and a Vice President of ours in November 2002. From 2000 to 2001 she was a contracts manager and corporate counsel for Telecomputing, Inc. of Ft. Lauderdale, Florida. She also worked as in-house counsel for International Research Group, Inc. of Boca Raton, Florida from 1999-2000. Prior to this, she was corporate counsel for Global Mindlink Foundation, a non-profit entity specializing in funding charitable events for children.

David Berman is a practicing attorney in Miami, Florida and a director since 2002. Since 1983, Mr. Berman has been a partner in Berman & Berman, a partnership in Miami, Florida specializing in tax law and business planning. Prior to this he was a member of the firm of Bedzow & Korn of Miami.

Kenneth Elan has been a director since June 2003. He has been a practicing attorney in New York City for over twenty-five years. He specializes in litigation concentrating in corporate and commercial litigation.

John W. Cooney has been a Director of ours since July, 2003. Since 2000, Mr. Cooney has been a Vice President for Lionstone Group, Inc., owner of the Seville and the Ritz-Carlton Hotels on Miami Beach, DuPont Plaza in Miami, Sheraton Curacao Resort, Princess Beach Resort Curacao, and Holiday Inn Aruba. From 1997 through 2000, he was President of Westbourne, Inc., an import-export company. He retired in 1997 from Coopers & Lybrand's Miami office where he served as Senior Tax Partner. While with Coopers & Lybrand, he served on several committees in the firm, having responsibility for review of all real estate tax oriented investments in which the firm was involved. Mr. Cooney provides tax and financial consulting services specializing in taxation, including foreign taxation, real estate and partnerships. Mr. Cooney has provided expert witness testimony in many proceedings involving real estate, condominium conversions and other related matters.

Executive officers are elected annually by the our Board of Directors to hold office until the first meeting of our Board of Directors following the next annual meeting of Shareholders and until their successors are chosen and qualified.

                        INFORMATION CONCERNING THE BOARD

The Board of Directors held one meeting during the year ended December 31, 2003. During that year all other actions were taken through unanimous written consents.

                                 AUDIT COMMITTEE

Prior to August 14, 2003, the Board of Directors acted as the Audit Committee as permitted by the rules of the Securities & Exchange Commission. Effective August 14, 2003, however, we established an Audit Committee consisting of three independent directors. John Cooney is chairman of the audit committee and our financial expert under the rules of the Securities & Exchange Commission. Mr. Cooney has over thirty years experience as a partner of a leading public accounting firm. He does not have nor does any other director member of the committee, have a prior relationship with us and each is independent under the rules of the American Stock Exchange.

                                   ETHICS CODE

The Company has adopted a code of ethics applicable to its chief executive officer and chief financial officer. The code is included as an exhibit filed with our Annual Report on Form 10 KSB for 2002.



                COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Based upon the ours review of Forms 3, 4 and 5, and amendments thereto, if any, furnished to the us under Rule 16a-3(e) during and with respect to the our most recent fiscal year other than Martin Miller and Stanley Myatt who were late in filing, no person who, at any time during the our last fiscal year, was an officer, director or beneficial owner of more than 10 percent of the our common stock reported on any of the foregoing forms, failed to file, on a timely basis, any reports required by Section 16(a) of the Exchange Act. During 2003 Messer, Miller and Myatt failed to timely file Form 4 in connection with certain open market sales by them. During 2004 issuance of options in April and November 2003 for David Srour,Irving Greenman,Gerald M. Dunne, Jr, William D. Rhodes and Ricardo Sablon was not reflected in either a form 4 or 5. Kenneth Elan John W. Cooney Harry Fozzard or Sneharthi Roy did not file a form 3 upon appointment as an officer or director. David Berman did not file a Form 4 upon exercise of an option in July 2003. We are in the process of facilitating the filing of these forms for all these persons at our expense which should be completed by May 10, 2004. We have also established a procedure to coordinate with these persons to make certain these reports are timely filed in the future.

ITEM 10. EXECUTIVE COMPENSATION.


The following table sets forth information concerning compensation paid or accrued by us or any of our subsidiaries for services rendered during the fiscal year ended December 31, 2003 by all persons who acted as a Chief Executive Officer and for the four highest paid officers earning in excess of $100,000 during 2003


                           SUMMARY COMPENSATION TABLE

Annual Compensation                                 Long-Term Compensation Securities Underlying

                                                                                    Bonus
     Name and Principal Position                 Year        Salary ($)             Awards           Options
     ---------------------------                 ----        ----------             ------           -------

Martin Miller (1)                                2003              None                  -                 -
Chief Executive Officer                          2002              None
                                                 2001

David Srour                                      2003          $222,500                              300,000
Chief Operating Officer                          2002           186,969             50,000
                                                 2001            28,000                               40,000

Irving Greenman (1)                              2003           285,000                              200,000
Chief Financial Officer                          2002           300,000             75,000
                                                 2001           200,000                              200,000

Gerald Dunne                                     2003           193,750                              300,000
Vice President                                   2002           146,315             50,000
                                                 2001                                                 50,000

Ricardo Sablon                                   2003           176,750                              200,000
Vice President                                   2002           141,219             25,000
                                                 2001            75,414                              150,000


(1) Mr. Greenman was Chief Executive Officer until October, 2002 when Mr. Martin Miller assumed that position.

                                     OPTIONS

Set forth below with respect to the Officers named above is further information concerning options to purchase common stock under our stock option plan.


                             OPTION GRANTED IN 2003

                           Number of                 Percent of total
                           Securities                options/granted
                           Underlying                to employees               Exercise or      Epiration
Name                       options granted           in fiscal year             base price       date
---------                  ---------------            --------------            ----------       ----

David Srour                    300,000                     7.7%                    3.50           2008

Irving Greenman                200,000                     5.1%                    3.50           2008

Gerald Dunne                   300,000                     7.7%                    3.50           2008

Ricardo Sablon                 200,000                     5.1%                    3.50           2008



All of the options have a term of five years and have the same vesting terms.One third of the shares subject to the option vest on the first anniversary of grant with an additional third vesting on the next two anniversary dates.

Options Exercised and Fiscal Year End Options Retained

No options were exercised by any above named officer in 2003. The market price our common stock on December 31, 2003 was above the exercise price of all outstanding options and consequently all these options were in the money.

Set forth below is certain information relating to options retained by the above named officers at December 31, 2003:


                                      Number of securities underlying         Value of unexercised in-the-money
                                      unexercised options at year end         options at year end
                                      -------------------------------         -------------------


Name                                  Vested            Not Vested            Vested              Not Vested
----                                  ------            ----------            ------              ----------

David Srour                           26,667              313,333           $ 60,000                $705,000

Irving Greenman                      133,333              266,667            300,000                 600,000

Gerald Dunne                          33,333              313,667             75,000                 705,750

Ricardo Sablon                       100,000              250,000            225,000                 562,500

Director Compensation

Other than the payment of $500 per meeting to outside directors, we have no compensation arrangements with our directors., In July 2002, we granted a stock option to David Berman pursuant to our Stock Option Plan to purchase 100,000 shares of our common stock at forty-two cents ($0.42) per share. In 2003, we issued options to purchase 50,000 shares to each of John Cooney and Kenneth Elan at exercise prices of $4.50 and $3.50 respectively. All of the foregoing options described in this paragraph are substantially similar to the options granted executive officers described above.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


SECURITY OWNERSHIP

The following table sets forth certain information regarding beneficial ownership of the common stock as of, March 30, 2004 by, each stockholder known by us to be the beneficial owner of more than 5% of the outstanding common stock,

        o  each director of ours,
        o  each named officer,
        o  and all directors and executive officers as a group.

Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

Name and Address of                                           Number of Shares              Approximate
Beneficial Owner                                             Beneficially Owned              Percentage
----------------                                             ------------------              ----------

Martin Miller (1)(2)                                                2,873,921                   26.6%
Stanley Myatt (1)                                                   2,778,000                   25.7%
Sheldon Goldstein                                                     900,000                    8.3%
David Srour (3)                                                        93,334                    0.9%
Irving Greenman (3)                                                   166,666                    1.5%
David Berman (3)                                                       18,333                    0.2%
Ricardo Sablon (3)                                                    133,333                    1.2%
Gerald Dunne (3)                                                      100,000                    0.9%
John Cooney (3)                                                          none
Kenneth Elan (3)                                                         none
Directors & Officers as a group(1)(3)                               3,560,587                  30.9%

       (1) Including shares, registered in the name of Trans Voice LLC. Each of Messrs. Miller and Myatt is deemed to beneficially own this percentage of shares of common stock owned by Trans Voice by virtue of their or their affiliate's 50% ownership of Trans Voice Investments Inc. which owns 98% of Trans Voice LLC.

      (2) Includes 95,921 shares owned by Mr. Miller and his spouse. It does not include 122,500 shares owned by his spouse which Mr. Miller denies any beneficial ownership.

      (3) Represents shares underlying options exercisable within 60 days. In addition to these options additional shares are subject to options not exercisable within 60 days as follows:

                 Irving Greenman                                   233,334

                 David Berman                                       66,667

                 Kenneth Elan                                       50,000

                 David Srour                                       246,666

                 John Cooney                                        50,000

                 Ricardo Sablon                                    216,667

                 Gerald Dunne                                      250,000

                 All officers and directors as a group           2,046,667

      (4) Brookfield owns of record 770,000 shares and warrants to purchase 3,750,000 shares of our Common Stock. We have been advised by Brookfield that all of our securities held by it are held as nominee for unrelated third parties none of whom own a significant portion of our securities.











Equity Compensation Plan Information

Set forth below is information relating to shares subject to options under compensation plans, including shares subject to options granted,for both plans approved and not approved by stockholders, the weighted average exercise price of these options and the number of shares which may be subject to options to be granted in the future.

                              Securities issueable         Weighted-             Securities remaining
Plan Category                 upon exercise                 average              available
-------------                 -------------                 -------              ---------

Equity compensation plans
approved by security
holders                            4,000,000                  $3.36               None
Equity compensation plans
not approved by security
holders                              709,667 *                $3.50 *             1,290,333
Total                              4,709,667                  $3.38               1,290,000

* In November 2003 the board of directors approved an amendment to an existing stock option plan increasing the number of shares subject to the plan from 4,000,000 shares to 6,000,000 shares. The amendment will be presented for stockholder approval at the next stockholders meeting. The shares are part of the increased number of shares subject to the plan.





ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On November 14, 2000 we acquired the entire interest of Trans Voice Investment Ltd in SavOn, a Florida limited liability company. Trans Voice Investment, Ltd.'s which ultimately was an 80% interest in Savon. The consideration for Trans Voice Investment Ltd's entire interest in SavOn was 2,000,000 shares of our common stock. The original agreement provided for the issuance of additional shares if during the six month period between January 1, 2001 to June 30, 2002 the accumulated net after tax income of SavOn was greater than $1,200,000. Then for each $1.00 of any such excess of net after tax income of Trans Voice Investments Ltd. was to receive additional shares having a market value of $10.00 per share. Due to the cancellation of the SavOn's agreement with Global Crossing, SavOn discontinued its telecommunications business. Trans Voice Ltd. claimed that it was deprived of its right to additional shares as Savon would have no earnings. In lieu of all claims of Trans Voice Investment, Ltd. against us, we paid an additional $225,000 that was treated as part of the purchase price.

On March 31, 2001, we acquired all the shares of National Online Services in exchange for 2,000,000 of our shares..At the time Trans Voice Investment Ltd. Owned 80% of National Online Services, Trans Voice Investment, Ltd. and the balance was owed by Sheldon Goldstein. Prior to the transaction, Trans Voice Ltd. also held 2,000,000 shares or thirty three and one third percent of our stock. As part of the transaction, we agreed to pay additional contingent consideration to the former shareholders of National Online, if during the eighteen month period between April 1, 2001 and September 30, 2002, the accumulated net after tax income of National Online was $1,200,000 or greater. In that event, we were required to issue a number of our additional shares equal to any excess divided by ten. During 2001 the former owners of National Online claimed that we failed to commence National Online's operations timely and adequately fund it. As of November 30, 2001, the shareholders and we agreed to eliminate the contingent right and settle all claims in consideration for an additional 2,500,000 shares of our common stock.

In April 2001 National Online Services, Inc. entered into an oral agreement to pay TransVoice Investments, Inc. $4.00 per customer (per month). On October 1, 2001, the agreement was modified because the parties agreed that the payments would become excessive and burdensome. Trans Voice Inc. is unaffiliated with Trans Voice Ltd. Pursuant to the Payment Agreement National Online and other subsidiaries are obligated to pay Trans Voice Inc $150,000 per month as long as National Online and affiliates operates their ISP programs. In addition, Trans Voice Investments, Inc. is to receive $1.00 for each additional customer in excess of 100,000 customers in any given month. National Online is also obligated to provide office space and services to Trans Voice Investments, Inc. The agreement constitutes consideration for services including services as a finder provided in connection with the organization of National Online. Messrs. Stanley Myatt and Martin Miller, or their affiliates, are sole stockholders of Trans Voice Investments, Inc. This corporation, together with Messrs. Miller and Myatt, individually own the entire interest of Trans Voice L.L.C. which has been our principal shareholder since June 2002. Mr. Miller is our chief executive officer.

We have determined to outsource many aspects of the development of our new business plan. We have entered into an agreement with Trans Voice LLC, our principal stockholder, to find, contract with, pay and supervise an entity to assist in the development of our new business, including assisting us in:

         o Managing existing vendor relationships for sales campaigns and growth to meet and liven up new business needs.

         o Managing site selection, lease negotiations, design and build-out, of Epixtar's offshore call centers.

         o Negotiating incentive and financial assistance packages with government ministries and agencies on behalf of Epixtar.

         o Identifying commercial opportunities for Epixtar to sell new services and developing new products for Epixtar to market.

         o Identifying and negotiating merger and acquisition situations for Epixtar.

The arrangement requires Trans Voice to pay the third party and for us to reimburse Trans Voice for these payments. Trans Voice receives no separate consideration for this arrangement and any payment it receives is merely reimbursement of amounts paid or to be paid to the subcontractor.

In the third quarter of 2002, we repaid loans aggregating $175,000 to Trans Voice Inc. and Stanley Myatt. The loans bore interest at seven percent per annum.

Based upon agreements in principle reached on November 20, 2002, we entered into an agreement on December 6, 2002 relating to the note to Brookfield Investments Ltd. The note is in the amount of approximately $2,454,000 and due on demand. We obtained an agreement to defer demand for payment for over two years, and for Brookfield to subordinate its security interest in our and our subsidiaries' accounts receivable to certain types of lenders. We agreed to issue 3,000,000 shares of the our restricted common stock and agreed to repay accrued interest by July 2003. We retained the right to prepay the loan without any penalty at any time. The stock was never issued pending negotiations that began in December 2002. After these negotiations, the agreement was amended ab initio to provide for issuance of warrants to Brookfield to purchase 4,000,000 shares of our common stock at an exercise price of $.50 per share in lieu of issuing the 3,000,000 shares to Brookfield. The warrants are exercisable during the period from May 31, 2003 until May 31, 2006. . Subsequent to March 2003 Brookfield voluntarily agreed to surrender its security interest.

From time to time during 2003, Messrs. Myatt and Miller or their affiliates have advanced funds to or on behalf of us on an interest free basis.

ITEM 13. EXHIBITS AND REPORTS


(a) Financial Statements

    See Index to Financial Statements.


(b) Exhibits

    Exhibits to this report are set forth below. Except where indicated these exhibits are filed herewith:


Exhibit No.         Description of Document
-----------         -----------------------

    2.1             Exchange Agreement for the Purchase of Part of SavOnCalling.com, LLC between Global Asset
                    Holdings, Inc. and Transvoice Investments, Ltd. Dated November 14, 2000.


    2.2             Exchange Agreement by and between Transvoice Investments Ltd., Sheldon Goldstein & Global
                    Asset Holdings, Inc. for National Online Services, Inc. Dated March 31, 2001 (3)


    3.1(a)          Certificate of Incorporation (2)


    3.1(b)          Amendments to Certificate of Incorporation (2)

    3.1(c)          Amendment to Certificate of Incorporation (4)


    3.1(d)          Amendment to Cert. of Incorporation dated June 11, 2003 (5)


    3.2             By-laws (1)

    4.1             2001 Stock Option Plan (3)


    4.2.1           Warrants issued to Brookfield Investments Ltd. (4)


    4.3             Securities Purchase Agreement Dated as of June 11, 2003 (5)


    4.4             Form of Warrant Issued in connection with June 11, 2003 Private Placement (5)


    4.4.1           Form of warrant issued to third parties in June Private Placement

    4.5             Registration Rights Agreement with private placement investor dated as of June 11, 2003 (5)


    4.6             Warrant issued to Alpine Capital Partners July 2003

    4.6.1           Warrant issued to investment advisor September 2003

    4.7             Note Purchase Agreement dated December 9, 2003 between Epixtar, Subsidiaries and Note Investor

    4.8.1           Epixtar Corp. 7% Secured convertible note due December 9, 2004

    4.8.2           Security Agreement between Epixtar Corp. and Subsidiaries and Note Investor

    4.8.3           Warrant granted December 9, 2003 issued to Noteholders Investor

    4.8.4           Registration Rights Agreement and Note Investor dated December 9, 2003

    10.1            Agreement and release by and among Trans Voice Investments, Ltd., Sheldon Goldstein and Global
                    Asset Holdings, Inc. dated November 30, 2001 (3)

    10.2            Brookfield Security Agreement dated as of October 31, 2001 (4)

    10.2.1          Letter of Brookfield

    10.3            Payment agreement entered into as of October 31, 2001 between National Online Services, Inc.
                    and Trans Voice Investments, Inc. (3)

    10.3.1          Amendment to restated payment agreement (4)

    10.4            Code of ethics. (4)

    10.5            Standard Office Building Lease between Epixtar Management Corp. and Biscayne Center LLC.

    10.6            Agreement of lease between Megaworld and Epixtar Philippines IT Enabled Services Corp.

    10.7            Reimbursement Agreement between Trans Voice L.L.C. and Epixtar Corp. dated as of April 1, 2003

    21              List of Subsidiaries

    23.1            Consent of Independent Certified Public Accountants

    31.1            Certification required under Rule 302

    31.2            Certification required under Rule 302

    32.1            Certification required under Section 906



1- Filed with our Form 8K on November 11,2000

2- Filed with our form 10SB on November 26, 1999

3- Filed with our form SB2 on June 30, 2003

4- Filed with our annual report on Form 10-K SB on April 11, 2003

5- Filed with our form 10SB on November 26, 1999


(b) Reports on Form 8-K

 We filed the following Current reports filed in the fourth quarter of 2003.

 Form 8K December ----- 2004 Item 4 - Change in Public Account ants Form 8K December ----- 2004 Item 4 - Change in Public Accounants

ITEM 14. Principal Accountant Fees and Services



During 2002 and 2003 we made the following payments to our then auditors:



Year                Audit Fees            Tax Fees               Total Fees
----                ----------            --------               ----------

2002                  33,383                2,296                  35,679

2003                  60,879                3,850                  64,729



No Amounts were paid to our principal auditors for services other than audit fees and tax fees.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       EPIXTAR CORP.

Dated: April 12, 2004                    By: /s/ Irving Greenman
                                           ----------------------------
                                           Irving Greenman,
                                           Chief Financial Officer
                                           and Chief Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Signature                          Title                                Date
---------                          -----                                ----

/s/ Martin Miller                  Chief Executive Officer,             April 12, 2004
---------------------              Director
Martin Miller

/S/ David Srour
---------------------
David Srour                        Chief Operating Officer, Director    April 12, 2004


/s/ Irving Greenman                Director, Chief Financial and        April 12, 2004
---------------------              Accounting Officer
Irving Greenman


/s/ William Rhodes
---------------------
William Rhodes                     Director                             April 12, 2004

/s/ David Berman
---------------------
David Berman                       Director                             April 12, 2004

/s/ John Cooney
---------------------
John Cooney                        Director                             April 12, 2004


---------------------
Kenneth Elan                       Director


================================================================================











                         EPIXTAR CORP. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS


                           DECEMBER 31, 2003 AND 2002









================================================================================

                         EPIXTAR CORP. AND SUBSIDIARIES



                          INDEX TO FINANCIAL STATEMENTS




                                                                       PAGE
                                                                       ----


REPORTS OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                 F-1 - F-2


CONSOLIDATED FINANCIAL STATEMENTS

   Balance Sheets                                                      F-3

   Statements of Operations                                            F-4

   Statements of Stockholders' Equity (Deficiency)                     F-5

   Statements of Cash Flows                                            F-6

   Notes to Financial Statements                                    F-7 - F-33

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Board of Directors
Epixtar Corp. and Subsidiaries
Miami, Florida


We have audited the accompanying consolidated balance sheet of Epixtar Corp. and Subsidiaries as of December 31, 2003, and the related consolidated statements of operations, stockholders' equity (deficiency), and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Epixtar Corp. and Subsidiaries as of December 31, 2003, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

As more fully described in Note 3, the Company is subject to certain profitability and liquidity issues. Management's plans with respect to those issues are also presented in Note 3.


                            RACHLIN COHEN & HOLTZ LLP


Miami, Florida
March 17, 2004

The Board of Directors
Epixtar Corp. and Subsidiaries
Formerly Global Asset Holdings, Incorporated and Subsidiaries
Miami, Florida


We have audited the accompanying consolidated balance sheets of Epixtar Corp. and Subsidiaries formerly Global Asset Holdings, Incorporated and Subsidiaries as of December 31, 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Epixtar Corp. and Subsidiaries as of December 31, 2002, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a negative working capital, which raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are partially discussed in the Notes to financial statements.

The accompanying financial statements for the year ended December 31, 2002 have been restated as discussed in Note 2.



/s/ Liebman Goldberg & Drogin, LLP
Garden City, New York

March 11, 2003, except for Note 2 as to which the date is April 5, 2004

                         EPIXTAR CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                DECEMBER 31, 2003

                                                                                2003                 2002
                                                                                ----                 ----
                                         ASSETS                                                   (Restated)
Current Assets:
    Cash and cash equivalents (includes amounts held in escrow
       of $855,502 in 2003)                                                 $  1,342,186         $    722,674
    Restricted cash                                                              416,721                    -
    Accounts receivable, net                                                   5,609,675            3,802,326
    Prepaid expenses and other current assets                                    227,203               59,940
    Deferred billing costs                                                       271,256              154,246
                                                                            ------------         ------------
          Total current assets                                                 7,867,041            4,739,186
                                                                            ------------         ------------

Property and Equipment, Net                                                    1,263,844              406,971
                                                                            ------------         ------------

Other Assets:
    Goodwill                                                                   3,360,272            3,360,272
    Deposits and other                                                           491,637               76,716
                                                                            ------------         ------------
          Total other assets                                                   3,851,909            3,436,988
                                                                            ------------         ------------

          Total assets                                                      $ 12,982,794         $  8,583,145
                                                                            ============         ============


                   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current Liabilities:
    Debt, current portion                                                   $    121,513         $    483,786
    Accounts payable                                                           3,009,932            3,211,934
    Accounts payable subject to compromise                                             -              385,401
    Accrued interest                                                             175,185              274,988
    Accrued expenses and taxes                                                   146,566            1,123,676
    Deferred revenue                                                           1,459,657            2,897,693
                                                                            ------------         ------------
         Total current liabilities                                             4,912,853            8,377,478
                                                                            ------------         ------------

Long-Term Liabilities:
    Note payable - stockholder                                                 2,369,350            2,264,700
    Debt, net of current portion                                                  23,603               88,451
    Common stock to be issued                                                    279,000                    -
                                                                            ------------         ------------
          Total long-term liabilities                                          2,671,953            2,353,151
                                                                            ------------         ------------

Commitments and Contingencies                                                          -                    -

Stockholders' Equity (Deficiency):
    Convertible preferred stock, $.001 par value;
       10,000,000 shares authorized; 23,510 shares issued and
       outstanding in 2003 (liquidation preference $4,702,000)                        24                    -
    Common stock, $.001 par value, 50,000,000 shares
       authorized; 10,643,734 and 10,503,000 shares issued
       and outstanding                                                            10,644               10,503
    Additional paid-in capital                                                18,442,395           13,391,873
    Accumulated deficit                                                      (13,055,075)         (15,549,860)
                                                                            ------------         ------------
          Total stockholders' equity (deficiency)                              5,397,988           (2,147,484)
                                                                            ------------         ------------
          Total liabilities and stockholders' equity (deficiency)           $ 12,982,794         $  8,583,145
                                                                            ============         ============


                See notes to consolidated financial statements.

                         EPIXTAR CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                     YEARS ENDED DECEMBER 31, 2003 AND 2002


                                                                  2003                 2002
                                                                  ----                 ----
                                                                                    (Restated)
Revenues                                                      $ 37,121,277         $ 26,250,851
Cost of Sales                                                   17,442,248           17,781,967
                                                              ------------         ------------
Gross Profit                                                    19,679,029            8,468,884
                                                              ------------         ------------

Expenses:
    Selling, general and administrative                          9,797,541            6,028,823
    Consulting fees and reimbursements - related party           3,537,618            2,111,438
    Provision for doubtful accounts                              1,533,983            2,083,268
    Depreciation                                                   214,299               98,557
                                                              ------------         ------------
                                                                15,083,441           10,322,086

Income (Loss) from Operations                                    4,595,588           (1,853,202)
                                                              ------------         ------------

Other Income (Expense):
    Interest expense                                              (542,280)            (497,702)
    Gain on settlement of debts                                    324,966                    -
    Other income                                                       886                    -
    Loss on debt extinguishment                                          -           (9,550,700)
                                                              ------------         ------------
                                                                  (216,428)         (10,048,402)

Income (Loss) from Continuing Operations                         4,379,160          (11,901,604)
Loss from Discontinued Operations                                        -              (43,318)
                                                              ------------         ------------

Income (Loss) Before Income Taxes                                4,379,160          (11,944,922)

Provision for Income Taxes                                               -                    -
                                                              ------------         ------------

Net Income (Loss)                                             $  4,379,160         $(11,944,922)
                                                              ============         ============

Net Income (Loss) Per Common Share:
    Basic:
       Continuing operations                                  $       0.22         $      (1.13)
       Discontinued operations                                           -                    -
                                                              ------------         ------------
       Net income (loss)                                      $       0.22         $      (1.13)
                                                              ============         ============

    Diluted:
       Continuing operations                                  $       0.16         $      (1.13)
       Discontinued operations                                           -                    -
                                                              ------------         ------------
       Net income (loss)                                      $       0.16         $      (1.13)
                                                              ============         ============


                See notes to consolidated financial statements.

                         EPIXTAR CORP. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)



                                                             Preferred Stock                      Common Stock
                                                            --------------------             ----------------------
                                                        Shares             Amount            Shares          Amount
                                                        ------             ------            ------          ------

Balance, January 1, 2002 (Restated)                               -     $          -       10,503,000     $     10,503

Year Ended December 31, 2002 (Restated):
   Warrants issued in connection with debt
      extinguishment                                              -                -                -                -
Net loss                                                          -                -                -                -
                                                       ------------     ------------     ------------     ------------

Balance, December 31, 2002 (Restated)                             -                -       10,503,000           10,503

Year Ended December 31, 2003:
Issuance of common stock for services                             -                -           13,617               14
Issuance of common stock in settlement of
   liabilities                                                    -                -          127,117              127
Issuance of preferred stock, net of offering costs           23,510               24                -                -
Beneficial conversion feature of convertible debt                 -                -                -                -
Warrants issued with convertible debt                             -                -                -                -
Beneficial conversion feature of preferred stock                  -                -                -                -
Net income                                                        -                -                -                -
                                                       ------------     ------------     ------------     ------------

Balance, December 31, 2003                                   23,510     $         24       10,643,734     $     10,644
                                                       ============     ============     ============     ============


                                                       Additional
                                                         Paid-in       Accumulated
                                                         Capital         Deficit              Total
                                                      ------------     ------------        ----------

Balance, January 1, 2002 (Restated)                   $  3,631,873     $ (3,594,938)     $     47,438

Year Ended December 31, 2002 (Restated):
   Warrants issued in connection with debt
      extinguishment                                     9,760,000                -         9,760,000
Net loss                                                         -      (11,954,922)      (11,954,922)
                                                      ------------     ------------      ------------

Balance, December 31, 2002 (Restated)                   13,391,873      (15,549,860)       (2,147,484)

Year Ended December 31, 2003:
Issuance of common stock for services                       84,986                -            85,000
Issuance of common stock in settlement of
   liabilities                                             444,785                -           444,912
Issuance of preferred stock, net of offering costs       2,136,376                -         2,136,400
Beneficial conversion feature of convertible debt          326,619                -           326,619
Warrants issued with convertible debt                      173,381                -           173,381
Beneficial conversion feature of preferred stock         1,884,375       (1,884,375)                -
Net income                                                       -        4,379,160         4,379,160
                                                      ------------     ------------      ------------

Balance, December 31, 2003                            $ 18,442,395     $(13,055,075)     $  5,397,988
                                                      ============     ============      ============



                See notes to consolidated financial statements.

                         EPIXTAR CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                                                              2003               2002
                                                                                              ----               ----
                                                                                                              (Restated)
Cash Flows from Operating Activities:
    Net income (loss)                                                                     $  4,379,160       $(11,954,922)
    Adjustments to reconcile net income (loss) to net cash and cash equivalents provided by (used in) operating activities:
         Depreciation and amortization                                                         219,209            140,224
         Provision for bad debt                                                              1,533,983          2,083,268
         Loss on debt extinguishment                                                                 -          9,550,700
         Stock-based compensation                                                              260,000                  -
         Interest paid with issuance of stock                                                   40,446                  -
         Amortization of beneficial conversion feature of convertible debenture                 27,218                  -
         Amortization of discount on convertible debenture                                      14,448                  -
         Amortization of discount on stockholder loan                                          104,650                  -
       Changes in assets and liabilities:
         Increase in accounts receivable                                                    (3,281,101)        (5,154,083)
         Increase in prepaid expenses and other                                               (158,740)           (58,274)
         Increase in deferred billing costs                                                   (117,010)          (118,746)
         Increase in deposits                                                                 (366,611)           (42,720)
         Increase (decrease) in accounts payable and accrued expenses                       (1,304,679)         3,306,330
         Increase (decrease) in accounts payable - subject to compromise                      (385,401)           385,401
         Increase (decrease) in deferred revenues                                           (1,438,036)         2,542,692
                                                                                          ------------       ------------
            Net cash and cash equivalents (used in) provided by operating activities          (472,464)           679,870
                                                                                          ------------       ------------

Cash Flows from Investing Activities:
    Cash paid for acquisition of Phoneboy, net of cash acquired                                 (8,768)                 -
    Acquisition of property and equipment                                                   (1,058,814)          (304,062)
    Cash restricted by governmental agency                                                    (416,721)                 -
                                                                                          ------------       ------------
            Net cash and cash equivalents used in investing activities                      (1,484,303)          (304,062)
                                                                                          ------------       ------------

Cash Flows from Financing Activities:
   Proceeds from issuance of preferred stock                                                 2,136,400                  -
   Proceeds from issuance of convertible debenture and warrants                                500,000                  -
   Proceeds from notes payable                                                                     -            624,282
   Repayment of capital lease obligations                                                      (74,121)          (351,299)
   Proceeds from exercise of stock options                                                      14,000                  -
                                                                                          ------------       ------------
            Net cash and cash equivalents provided by financing activities                   2,576,279            272,983
                                                                                          ------------       ------------

Net Increase in Cash and Cash Equivalents                                                      619,512            648,791

Cash and Cash Equivalents, Beginning                                                           722,674             73,883
                                                                                          ------------       ------------

Cash and Cash Equivalents, Ending                                                         $  1,342,186       $    722,674
                                                                                          ============       ============

Supplemental Disclosures:
    Cash paid for interest                                                                $    355,518       $    497,702
                                                                                          ============       ============


                See notes to consolidated financial statements.

                         EPIXTAR CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2003 AND 2002


NOTE 1.  DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

         Epixtar Corp. (the "Company") was incorporated in Florida in June 1994. The Company, previously known as Global Asset Holdings ("Global"), changed its name on November 25, 2002. The Company was originally known as Pasta Bella, Inc. and changed to Global in 1997. The Company was originally formed to acquire other entities or businesses.

         On November 14, 2000, the Company acquired an 80% interest in SavOnCalling.com, LLC ("Savon") held by Transvoice Investment, Ltd. ("Transvoice"). Transvoice's original interest of 51% ownership in Savon increased to 80% on November 14, 2000, pursuant to an acquisition agreement dated May 1, 2000 between Transvoice and Teltran International, Inc. ("Teltran"). Savon was engaged in the marketing and resale of domestic and international telecommunications services. During the year 2001, Savon discontinued its business operations. On August 28, 2002, Savon filed for reorganization under Chapter 11 of the federal bankruptcy code. Teltran held a minority interest of 20% in Savon, until its remaining interest was transferred to the Company as part of the bankruptcy settlement during 2003.

         On March 31, 2001, the Company acquired all of the outstanding shares of National Online Services, Inc. ("NOL"). Transvoice and a non-related party owned 80% and 20% of the outstanding shares respectively. NOL was incorporated in February 2001 as a provider of subscription based "yellow pages" internet directory services. In July 2003, NOL was merged into a newly formed subsidiary incorporated in Delaware under the same name and continued to provide the same services.

         On June 1, 2001, the Company formed a wholly owned subsidiary, incorporated in Florida; One World Public Communications, Corp. ("One world"). One World was formed to provide low-rate pay phone service for international calls. In September 2003, the Company formed a new wholly owned subsidiary of the same name, incorporated in Delaware. In January 2004, the Florida Corporation was merged into the surviving Delaware corporation of the same name and purpose.

         In December 2001, the Company formed two additional subsidiaries; Merchant Internet Services Corp. ("Merchant") and Liberty On-Line Services, Inc. ("Liberty"), formerly Bell America Communications, Corp. Merchant was formed to provide customer care service to customers of NOL. Merchant changed its name to Epixtar Account Services, Inc. ("EAS") in June 2003. Liberty was formed to offer small business solutions such as internet access, web-site design and hosting, and telecommunication services to customers obtained by using direct customer contact ("telemarketing"). In July 2003, EAS and Liberty were merged into two newly formed subsidiaries incorporated in Delaware under the same names and continue to provide the same services and perform the same functions.

                         EPIXTAR CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 1.  DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Additionally, during 2002, the Company formed seven additional wholly owned subsidiaries incorporated in Florida. These subsidiaries provide various internet, telecommunication, and telemarketing services as well as internal management functions. In July 2003, these subsidiaries, were merged into newly formed subsidiaries incorporated in Delaware under the same names and continue to provide the same services and perform the same functions.

         In August 2002, the Company formed a wholly owned subsidiary, incorporated in Florida, Epixtar Prepaid Communications Corp. ("Prepaid") for the purpose of selling prepaid telephone services. In August 2003, Prepaid was merged into a newly formed subsidiary incorporated in Delaware under the same name and continues to provide the same services and perform the same functions.

         In October 2003, Prepaid acquired the assets and certain liabilities of Phoneboy Prepaid, Inc., a Florida Corporation, for $10,000 cash and 15,652 restricted shares of the common stock of the Company valued at $90,000. Phoneboy Prepaid, Inc. sold prepaid phonecards through retail outlets throughout the United States. The purchase price was allocated to the fair value of the net assets acquired with the excess of $34,330 assigned to identifiable intangibles (non-compete agreement). The operations of Prepaid are included in the accompanying consolidated financial statements from the date of acquisition. On an unaudited pro forma basis, the Company does not consider the effects of the acquisition of Phoneboy Prepaid, inc. to be significant.

         In February 2003, the Company formed a wholly owned subsidiary, incorporated in Florida, Epixtar Marketing Services Corp. ("Marketing") for the purpose of providing marketing services for its in-house call centers. In August 2003, Marketing was merged into a newly formed subsidiary incorporated in Delaware under the same name and continues to provide the same services and perform the same functions.

         In June 2003, the Company formed a wholly owned subsidiary, Epixtar Group, Inc. ("Group"). Group was formed to own the Company's four wholly owned internet service providers and EAS. In August 2003, Group was merged into a newly formed subsidiary incorporated in Delaware under the same name and continues to provide the same services and perform the same functions. In January 2004, Group changed its name to NOL Group, Inc.

         On July 24, 2003, the Company formed a wholly owned subsidiary, Epixtar Philippines IT-Enabled Services Corporation, incorporated in the Philippines. The Company was formed to engage in the business of operating call centers for the purpose of fielding and managing incoming calls related to customer services, and making and managing outgoing calls for sales, customer service, direct response, back office support, and other similar functions (see Note 19).

         In 2003, the Company operated primarily in one segment - business solutions which are internet based. In 2004, the Company intends to begin material operations in a second segment - call center outsourcing services.

                         EPIXTAR CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 1.  DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Principles of Consolidation

             The consolidated financial statements include the accounts of Epixtar Corp. (formerly Global Asset Holdings, Inc.), and its wholly-owned subsidiaries; SavOnCalling.com, LLC; NOL Group, Inc.; National Online Services, Inc.; One World Public Communications, Corp.; Epixtar Account Services Corp. (formerly Merchant Internet Services, Inc.); Liberty On-Line Services, Inc.; Ameripages, Inc. (formerly Amerilinc, Inc.); Epixtar Communications Corp.; Epixtar Financial Corp.; Epixtar Management Corp.; Epixtar Solutions, Corp.; Epixtar Prepaid Communications Corporation, Inc.; Epixtar Philippines IT-Enabled Services Corporation; Epixtar Marketing Services Corp.; Epixtar BPO Services Corporation; Epixtar International Contact Center Ltd.; Epixtar Information Technology, Private, Ltd.; Epixtar Direct Response, Corp.; Epixtar Direct Sales Corp.; and B2B Advantage, Inc. (formerly SBA Online, Inc.). All significant intercompany accounts and transactions have been eliminated.

         Revenue Recognition

             National Online Services, Inc., Liberty On-line Services, Inc., B2B Advantage, Inc., and Ameripages, Inc. are providers of subscription based "yellow pages" internet directory services. The Company, through these subsidiaries, provides small businesses with internet access, websites, and e-mail addresses through the resale of dial-up technology. Customers are obtained utilizing outside professional telemarketing call centers and in-house telemarketers. Each sale is evidenced by a recorded acceptance, which is reviewed by a third party quality control provider before the company processes an order. Each customer is entitled to a free thirty-day trial period, during which the customer can cancel the service at no charge. The customers are billed monthly, a predetermined fixed amount, for one month in advance. Revenue is recognized during the period in which services are provided and revenue is deferred for the portion of the advance billings that is attributed to the following accounting period. The amount of deferred revenue is determined by multiplying the advance billing amounts by the percentage of days during the preceding thirty-day service period that occur during the subsequent accounting period. All billing and collecting is done by third party billing services. Collections are remitted on a weekly or monthly basis for billings that occurred approximately sixty to ninety days prior.

             One World Public Communications Corp. provides low rate long distance international pay phone service. Its revenues in 2003 and 2002 have been minimal. The pay phone operators are billed monthly, based upon actual usage at each pay phone. When a call is initiated, revenues are earned. Revenue is based upon contracts with the pay phone operator at stated rates.

             Revenues derived from the operations of Phoneboy Prepaid, Inc., which was acquired in October 2003, were immaterial to total consolidated revenues.

                         EPIXTAR CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 1.  DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Use of Estimates

             The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

         Property and Equipment

             Property and equipment are recorded at cost. Depreciation is computed principally using the straight-line method for financial reporting purposes and using accelerated methods for income tax purposes. Estimated useful lives for financial reporting purposes range from five to seven years. Expenditures which significantly increase value or extend useful asset lives are capitalized.

         Cash and Cash Equivalents

             The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

         Advertising Expense

             The cost of advertising is expensed as incurred. The Company incurred $70,686 and $4,744 in advertising costs during 2003 and 2002, respectively.

         Fair Value of Financial Instruments

             Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures About Fair Value of Financial Instruments", requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. The amounts reported for cash, accounts receivable, prepaid expenses, loans payable, accounts payable and accrued expenses approximate their fair value because of their short maturities. The amount of the note payable - stockholder has been presented at its estimated fair value (see Note 9).

         Concentration of Credit Risk

             Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company's investment policy is to invest in low risk, highly liquid investments. At various times during the year, the Company had cash balances in excess of federally insured limits. The Company maintains its cash balances with high quality financial institutions, which management believes reduces such risk.

                         EPIXTAR CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 1.  DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Concentration of Credit Risk (Continued)

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

             Historically, the Company has depended on third-party vendors for its telemarketing and fulfillment operations. Substantially, all of the Company's telemarketing vendors operated their facilities outside the United States. As of December 31, 2003, no third-party telemarketers were being utilized and the Company plans to perform these functions internally for the foreseeable future.

         Stock-Based Compensation

             The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No.
             25), and related interpretations, in accounting for its employee and board of director stock options rather than the alternative fair value accounting allowed by SFAS No. 123, "Accounting for Stock-Based Compensation". APB No. 25 provides that the compensation expense relative to the Company's employee stock options is measured based on the intrinsic value of the stock option.

             SFAS No. 123 requires companies that continue to follow APB No. 25 to provide a pro-forma disclosure of the impact of applying the fair value method of SFAS No. 123. The Company follows SFAS No. 123 in accounting for stock options issued to non-employees (see Note
             18).

         Earnings (Loss) Per Share

             The Company has adopted SFAS Statement No. 128, "Earnings per Share". The statement establishes standards for computing and presenting earnings per share (EPS). It requires dual presentation of basic and diluted EPS on the face of the income statement. There is no presentation of diluted loss per share in 2002 as the effect of common stock options, warrants and convertible debt amounts were antidilutive. Note 18 discusses the computation of earnings (loss) per common share. Notes 6 discusses the issuance of warrants issued as consideration for debt restructuring, compensation for consulting services, in connection with the issuance of preferred stock, and in relation to the issuance of convertible debt. Note 11 discusses options issued through the Company's incentive stock option plan.

                         EPIXTAR CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 1.  DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Goodwill

             Goodwill represents the excess acquisition cost over the fair value of the tangible and identified intangible net assets of the NOL acquisition in 2001. Goodwill was being amortized over an estimated useful life of five years. In accordance with SFAS No. 142 "Goodwill and Other Intangible Assets", the Company no longer amortizes goodwill, but reviews goodwill for impairment.

             SFAS No. 142 requires the Company to compare the fair value of goodwill to the carrying amount and determine if impairment occurred. Impairment occurs when the fair value of the goodwill is lower than the carrying value. For the year ended December 31, 2002, fair value was determined by an outside valuation based on discounted cash flows, market multiples or appraisal value as appropriate. For the year ended December 31, 2003, the Company determined the fair value by applying the valuation methods utilized for the year ended December 31, 2002. For the years ended December 31, 2003 and 2002, there was no impairment.

         Intangible Assets

             The Company's intangible assets consist of a non-competition agreement entered into as part of the acquisition of Phoneboy Prepaid, Inc. (see above). The non-competition agreement is stated on the basis of cost and is amortized on a straight-line basis over two years (see Note 7). There were no intangibles with indefinite lives as of December 31, 2003 or 2002. Intangible assets are included in "Deposits and Other" in the accompanying consolidated financial statements.

         Income Taxes

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

         Discontinued Operations

             In March 2001, the Company discontinued the operations of Savon. In 2002, Savon had no operations, sales or other significant transactions.

                         EPIXTAR CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 1.  DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Business Segments

             SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements regarding products and services, geographic areas, and major customers. SFAS No. 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The acquisition of Phoneboy Prepaid, Inc. (see above) does not meet the criteria of a reportable segment under SFAS 131 and, therefore, the Company has determined that it operates in only one segment.

         Recent Accounting Pronouncements

             In 2002, the Company adopted the disclosure provisions of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure (an amendment to FASB Statement No. 123)." SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

             In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51." In December 2003, the FASB issued FIN No. 46R, which clarified certain issues identified in FIN 46. FIN 46R requires an entity to consolidate a variable interest entity if it is designated as the primary beneficiary of that entity even if the entity does not have a majority of voting interests. A variable interest entity is generally defined as an entity where its equity is unable to finance its activities or where the owners of the entity lack the risk and rewards of ownership. The provisions of this statement apply at inception for any entity created after January 31, 2003. For an entity created before February 1, 2003, the provisions of this interpretation must be applied at the beginning of the first interim or annual period beginning after March 1, 2004. The Company does not have any interest in variable interest entities and therefore the adoption of this standard is not expected to have an impact on the Company's financial position and results of operations.

             In April 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have any impact on the Company's financial position, results of operations or cash flows.

                         EPIXTAR CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 1.  DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Recent Accounting Pronouncements (Continued)

             In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 requires that certain financial instruments, which under previous guidance were recorded as equity, be recorded as liabilities. The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets, and certain obligations that can be settled with shares of stock. The Company adopted SFAS No. 150 on June 1, 2003. The adoption of this statement did not have any effect on the Company's financial position, results of operations or cash flows.

             In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," an interpretation of SFAS No. 5, 57, and 107 and rescission of SFAS Interpretation No. 34. This statement addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. This interpretation also clarifies the requirements related to the recognition of a liability by a guarantor at the inception of a guarantee for the obligations the guarantor has undertaken in issuing that guarantee. The adoption of this statement did not have a significant impact on the Company's financial position or results of operations.


NOTE 2.  RESTATEMENT OF PRIOR CONSOLIDATED FINANCIAL STATEMENTS

         The prior consolidated financial statements of the Company have been restated as a result of management re-evaluating the accounting treatment of three previously recorded transactions. Those transactions are as follows:

         Savon LLC Acquisition

             In November 2000, the Company exchanged 2,000,000 shares of Company common stock for 80% of the outstanding member interests of Savon LLC. Transvoice Investments Ltd., the seller, received 33% of the outstanding common stock of the Company through this acquisition. Pursuant to SEC Staff Accounting Bulletin No. 48, this acquisition should have been recorded at historical cost of Savon because of the significance of the ownership interest that the Transvoice stockholder interests had following this acquisition. However, the Company recorded the transaction at the fair value of the Company common stock exchanged for the interest and, as a result, goodwill was recorded in connection with this acquisition which should not have been recorded. The Company has restated the prior consolidated financial statements to record this acquisition at historical cost of Savon at the date of purchase and, consequently, removed all goodwill, goodwill amortization and impairment charges previously recorded relating to this transaction.

                         EPIXTAR CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 2.  RESTATEMENT OF PRIOR CONSOLIDATED FINANCIAL STATEMENTS (Continued)

         National On Line Acquisition

             On March 31, 2001, the Company acquired 100% of the outstanding equity interests of National On Line, in a transaction involving two payments, for a total of 4,500,000 shares of Company common stock. Due to the fact that Transvoice Investments Ltd. owned 80% of National On Line prior to the acquisition and 56% of the outstanding Company common stock following the acquisition, the purchase of the 80% interest should have been recorded at historical cost of National On Line, pursuant to the guidelines of SEC Staff Accounting Bulletin No. 48. Rather than record the 20% interest at fair value and the 80% interest at historical cost, the Company recorded the entire acquisition at the fair value of the 4,500,000 shares of Company common stock exchanged. As a result, goodwill was recorded in connection with the purchase of the 80% which should not have been recorded. The Company has restated the prior consolidated financial statements to reflect the acquisition of the 80% interest at historical cost of National On Line at the date of purchase and, consequently, removed the goodwill and goodwill amortization related thereto.

         Loss on Extinguishment of Debt

             On October 31, 2001, the Company entered into a loan agreement to borrow up to $5,000,000 from a then unrelated entity. The note provided for interest at 7%, was collateralized by accounts receivable and was due on demand. In August and September 2002, the creditor became a stockholder of the Company when the entity acquired a total of 770,000 common shares. In November 2002, the Company entered into an agreement, which was executed on December 6, 2002 and amended on March 3, 2003, whereby the creditor released the collateral and agreed not to demand payment before January 2005 in exchange for certain consideration. That consideration consisted of warrants to purchase 4,000,000 shares of Company common stock at an exercise price of $.50 per share for a term of three years beginning in May 2003. Pursuant to EITF 96-19, management has determined that the transaction should have been treated as an extinguishment of the original instrument and an execution of a new note at December 6, 2002. The fair value of the warrants, determined on the grant date (March 3, 2003), should have been treated as a component of the calculation of the loss associated with that extinguishment and should have been recognized in the statement of operations in December 2002. In addition, the new note should have been recorded at fair value on the date that it was entered into (December 6, 2002).

             In 2002, the Company recorded the fair value of the warrants at the date the agreement was negotiated (November 2002) as deferred financing costs and began amortizing those costs over the new life of the loan (two years). The 2002 consolidated financial statements have been restated to reflect the loss on debt extinguishment in 2002, measured by the fair value of the warrants on the date of grant, reduced by the discount on the note required to reflect that note at fair value at the date it was executed. The discount is being amortized over the life of the new note, approximately two years. The fair value of both the warrants and the note payable was determined by appraisal.

                         EPIXTAR CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 2.  RESTATEMENT OF PRIOR CONSOLIDATED FINANCIAL STATEMENTS (Continued)

         Summary

             As a result of the transactions described above, the previously reported net loss for the year ended December 31, 2002 has increased by approximately $9,509,000 to approximately $11,955,000. Net loss per share as previously reported ($.23) was restated to a net loss per share of $(1.13). In addition, stockholders' equity as of December 31, 2002 of approximately $12,043,000 as previously reported was reduced to a stockholders' deficiency of approximately $2,147,000.

             The restated balance sheet as of December 31, 2002 is as follows:

                                                                    As Previously
                                                                      Reported        Adjustments        Restated
                                                                      --------        -----------        --------
           ASSETS
           Debt restructuring costs - current portion            $    500,000       $   (500,000)      $          -
           Other current assets                                     4,739,186                             4,739,186
           Property and equipment, net                                406,971                  -            406,971
           Debt restructuring costs - non-current portion             458,333           (458,333)                 -
           Goodwill                                                16,801,359        (13,441,087)         3,360,272
           Other Assets                                                76,716                  -             76,716
                                                                 ------------       ------------       ------------
                    Total assets                                 $ 22,982,565       $(14,399,420)      $  8,583,145
                                                                 ============       ============       ============

           LIABILITIES AND STOCKHOLDERS' EQUITY

           Current Liabilities                                   $  8,377,478                  -       $  8,377,478
           Long-Term Debt:
              Capital lease obligation                                 88,451                  -             88,451
              Note payable                                          2,474,000           (209,300)         2,264,700
                                                                 ------------       ------------       ------------
                   Total long-term debt                             2,562,451           (209,300)         2,353,151
           Stockholders' Equity (Deficiency):
              Common stock                                             10,503                  -             10,503
              Additional paid-in capital                           31,757,997        (18,366,124)        13,391,873
              Accumulated deficit                                 (19,725,864)         4,176,004        (15,549,860)
                                                                 ------------       ------------       ------------
                    Total stockholders' equity (deficiency)        12,042,636        (14,190,120)        (2,147,484)
                                                                 ------------       ------------       ------------
                    Total liabilities and stockholders'
                     equity (deficiency)                         $ 22,982,565       $(14,399,420)      $  8,583,145
                                                                 ============       ============       ============

                         EPIXTAR CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 2.  RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS (Continued)

         Summary (Continued)

             The restated statement of operations for the year ended December 31, 2002 is as follows:

                                                     As Previously
                                                       Reported            Adjustments           Restated
                                                       --------            -----------           --------
           Revenues                                   $ 26,250,851        $           -         $ 26,250,851
           Cost of sales                                17,781,967                    -           17,781,967
                                                      ------------         ------------         ------------
           Gross profit                                  8,468,884                                 8,468,884
           Selling, general and administrative          10,332,086                    -           10,332,086
                                                      ------------         ------------         ------------
           Loss from operations                         (1,863,202)                   -           (1,863,202)
                                                      ------------         ------------         ------------
           Other (Expense):
              Interest expense                            (539,369)              41,667             (497,702)
              Loss on debt extinguishment                        -           (9,550,700)          (9,550,700)
                                                      ------------         ------------         ------------
           Loss from continuing operations              (2,402,571)          (9,509,033)         (11,911,604)
           Loss from discontinued operations               (43,318)                   -              (43,318)
                                                      ------------         ------------         ------------
           Net Loss                                   $ (2,445,889)        $ (9,509,033)        $(11,954,922)
                                                      ============         ============         ============
           Net Loss Per Common Share
              Basic and Diluted:
                 Continuing operations                $      (0.23)        $      (0.91)        $      (1.13)
                 Discontinued operations                     (0.00)               (0.00)               (0.00)
                                                      ------------         ------------         ------------
                 Net loss                             $      (0.23)        $      (0.91)        $      (1.13)
                                                      ============         ============         ============
           Weighted Average Number of  Common
              Shares Outstanding                        10,503,000                    -           10,503,000
                                                      ============         ============         ============


NOTE 3.  PROFITABILITY AND LIQUIDITY

         At December 31, 2003, the Company reflected an accumulated deficit of approximately $13,000,000 as a result of net losses in each year of operation except 2003. In the first quarter of 2003 the Company began to report profitable operations. However, cash flows from operations for the year ended December 31, 2003 were negative. The Company continues to experience certain liquidity issues.

         In October 2003, the Federal Trade Commission ("FTC") served a complaint in which the FTC alleged that the Company and certain subsidiaries were misleading potential customers of the internet service business. Specifically, the FTC alleged that the Company was signing customers for a free thirty day trial period without appropriate consent and was failing to inform those customers that unless the service was cancelled before the end of the thirty day trial period the customer would be billed for the service in future periods. At the same time it served the complaint, the Court issued a temporary restraining order, asset freeze, order permitting expedited discovery, order appointing a temporary receiver and an order to show cause in an action commenced by the FTC. In November 2003, without any finding of wrongdoing, the Company agreed in principle to enter into a preliminary injunction with the FTC. As a result, the Company

                         EPIXTAR CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 3.  PROFITABILITY AND LIQUIDITY (Continued)

         was allowed to resume business and the asset freeze was lifted. As part of the agreement, the Company was required to establish an escrow account for the payment of future customer refunds and other amounts subject to future resolution of the dispute with the FTC, into which approximately $1,702,000 was deposited. As of December 31, 2003, the amount held in escrow was approximately $856,000. During 2003, the Company paid $75,000 in fees and fines and received released funds of approximately $772,000 from the escrow funds. In addition, the Company can not utilize approximately $417,000 of cash held in Philippine and U.S. bank accounts until they receive approval by the FTC. As a result, this cash is reflected as restricted in the accompanying balance sheet. The action by the FTC, and the Company's resulting defense against such action, caused the Company to experience business interruption and incur substantial costs. Commencing on October 30, 2003, the Company was unable to market its internet product and has not yet returned to marketing at a level equivalent to that before the injunction. All of this has had a significant negative impact on the financial position and results of operations of the Company which has not yet been fully measured. Also, although the Company believes that it is operating within the current laws and regulations, there can be no assurance that there will be no further action by the FTC or any other governmental agency in the future.

         In part as a result of the actions of the FTC, the Company decided to expedite the implementation of a business plan previously developed, which involves moving into an additional business segment. The Company intends to sell outsourcing services to customers through call centers which the Company will own and/or operate. This business plan calls for the Company to acquire or establish call center operations in foreign countries. This business expansion will require substantial working capital commitments on the part of the Company.

         In addition, the Company currently operates an internet based business which could be subject to technological obsolescence in the future. While the Company intends to continue to operate the internet provider service business, the Company also intends to expend significant resources developing the previously described call center operations. As a result, there may not be sufficient resources available to allow the internet provider service business to maintain or increase its customer base.

         In order to maintain profitability, the Company needs to be able to retain customers in the internet provider service segment as well as develop customers in the call center segment. Management believes that the steps it is taking to implement the new business plan will allow the Company to maintain profitability. These steps include:

               o hire additional management personnel with call center experience
               o enter into preliminary agreements to acquire call center assets in the Philippines
               o enter into a lease in Manila for space to be developed as a call center
               o  enter into agreements for outsourcing services
               o prepare a private placement offering for debt or equity funding
               o  renegotiate the maturity date of debt instrument (see Note 9)

         Although management believes that the actions currently being taken provide the opportunity for the Company to maintain profitability and liquidity, there can be no assurances that management's plans will be achieved.

                         EPIXTAR CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 4.  ACCOUNTS RECEIVABLE

                                                                          2003               2002
                                                                          ----               ----
                                                                                          (Restated)
        Accounts receivable - gross                                    $3,424,963         $2,018,256
        Holdbacks and reserves                                          5,733,290          4,285,564
        Unbilled receivables                                              114,834            420,763
                                                                       ----------         ----------
                                                                        9,273,087          6,724,583
        Allowance for doubtful accounts                                (2,178,035)        (2,132,371)
        Estimated settlement liabilities                               (1,485,377)          (789,886)
                                                                       ----------         ----------
        Accounts receivable - net                                      $5,609,675         $3,802,326
                                                                       ==========         ==========

         The Company's accounts receivable include the determined collectible portion of receivables based upon reconciliation with the outside billing services and local exchange carriers (LEC). Additionally, as is common business practice in the telecommunications industry, the billing services remit collections reduced by a "holdback or reserve". The holdback or reserve represents anticipated uncollectible billings, disputed billings or adjustments to a customer's account and are included in accounts receivable net of an allowance for collectibility. While holdbacks and reserves are expected to be collected, the Company has established an allowance of approximately fifty percent of such amounts as of December 31, 2003 and 2002. The Company writes off accounts considered uncollectible against the allowance upon notification from the billing companies that amounts are uncollectible. Additionally, based upon notification from the billing companies, the Company recorded $1,485,377 and $789,886 at December 31, 2003 and 2002, respectively, in anticipated adjustments due the billing companies as future settlements. Unbilled receivables represents amounts billed subsequently for services provided in the current period. The Company's accounts receivables serve as collateral for certain debt of the Company (see Note 8).

         Factoring Agreements

             In April 2003, a subsidiary of the Company entered into a factoring and security agreement with a non-related party. Under the terms of the agreement, a maximum of $2,000,000 of accounts receivable can be factored at a 50% advance rate for an initial discount fee of 1.25% of the purchased receivable. For accounts receivables uncollected after 30 days, the Company is charged an additional 0.625% for every 15 day period up to 90 days. Thereafter, for the next two 15-day periods, the company is charged an additional 0.75%. Accounts receivable are also factored through a billing company under similar terms with a maximum advance of $500,000. The total amount of factored accounts receivable was $1,100,752 as of December 31, 2003. Factoring charges during 2003 amounted to $311,346. Accounts receivable are presented net of factored amounts.

         Deferred Revenue

             The Company's customers are billed on a thirty day cycle. Deferred revenue represents the pro-rata portion of billings to customers that have not been earned. Customers are billed monthly for one month in advance. The amount of deferred revenue is determined by multiplying the advance billing amounts by the percentage of days during the preceding thirty-day service period that occur during the subsequent accounting period.

                         EPIXTAR CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 5.  DEFERRED BILLING COSTS

         The Company's billing costs consist of transaction charges from its third party billing companies and LEC's. Billing costs are deducted by the billing companies in advance by reducing amounts collected on the Company's behalf before remitting the net amount. Since the Company bills its customers one month in advance, a portion of the billing costs deducted from remittances from the billing companies relate to transaction charges for revenues that are deferred (see Note 11). The amount of deferred billing costs is determined by multiplying the advance billing amounts by the percentage of days during the preceding thirty-day service period that occur during the subsequent accounting period.


NOTE 6.  PROPERTY AND EQUIPMENT

                                                                    Estimated
                                                                   Useful Lives         2003            2002
                                                                   ------------         ----            ----
        Equipment                                                   5-7 years         $1,012,682       $353,284
        Software                                                     3 Years             200,000              -
        Furniture and fixtures                                       7 years             241,193        141,434
        Leasehold improvements                                       5 years             129,583         17,628
                                                                                      ----------       --------
                                                                                       1,583,458        512,346
        Less: accumulated depreciation and amortization                                 (319,613)      (105,375)
                                                                                      ----------       --------
                                                                                      $1,263,844       $406,971
                                                                                      ==========       ========

         Depreciation expense was $214,299 and $98,557 for the years ended December 31, 2003 and 2002, respectively.


NOTE 7.  INTANGIBLE ASSETS

         Balance of non-competition agreement at December 31, 2003:

            Gross                                                      $39,237
            Accumulated amortization                                     4,907
                                                                      --------
            Net balance                                                $34,330
                                                                      ========

         The Company had no amortizable intangible assets at December 31, 2002. Amortization expense for intangible assets was $4,907 for the year ended December 31, 2003.

         Estimated amortization expense for the succeeding years ending December 31 is as follows:

            2004                                                       $19,619
            2005                                                        14,711

                         EPIXTAR CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 8.  DEBT

                                                                                             2003          2002
                                                                                             ----          ----
        In July 2002, National Online Services,  Inc. issued notes to two telemarketing vendors in the  amounts of $302,532  and  $101,934.
        The notes were  payable in one year,  bearing  interest at 10% per annum and were given in  settlement  of outstanding  accounts payable
        balances. The notes  were  satisfied  with the issuance of stock in 2003.       $         -       $404,466

        In October 2003, the Company acquired the assets and certain liabilities of Phone Prepaid, Inc., which included a revolving line of credit in the amount of $10,000 bearing annual interest at 3.25% above prime. The prime rate was 4.00% on December 31, 2003. The line of credit expires in
        December 2005.
                                                                                              9,800              -

        In December 2003, the Company issued a convertible debenture in the amount of $500,000 to unrelated parties. The debenture accrues interest at 7% annually and matures in December 2004. The outstanding principal and interest on the debenture is convertible at any time into shares of the Company's common stock. On the date of the issuance of the convertible debenture, Company's common stock had a closing price per share on the Over-the Counter Bulletin Board of $5.15. Based on the terms of the conversion associated with the debenture, there was an intrinsic value associated with the beneficial conversion feature estimated at $326,619, which was recorded as deferred interest and presented as a discount on the convertible debenture, net of amortization to be taken over the one-year term of the debenture. Also, as part of the convertible debenture, the company issued detachable warrants to purchase 62,500 shares of the Company's common stock for $5.00 per share exercisable at any time over a five year period from the date of issuance. Using the Black-Scholes model the Company estimated the fair value of the warrants and allocated $173,381 of the proceeds from the debenture to the warrants which was recorded as deferred interest and presented as a discount on the convertible debenture, net of amortization to be taken over the one-year term of the debenture. The note is collateralized by the Company's accounts receivables.

                                                                                             41,666              -

        The Company leases certain equipment under capitalized leases with monthly payments ranging from $3,627 to $6,913 and interest ranging from
        7% to 14% annually. The leases expire in years ranging from 2004 to
        2006. Minimum future lease payments total $96,512, consisting of $80,087 in 2004, $11,252 in 2005, and $4,952 in 2006. $2,862 of the minimum future lease payments
        represents interest.                                                                 93,650        167,771
                                                                                           --------       --------
                                                                                            145,116        572,237
        Less current portion                                                                121,513        483,786
                                                                                           --------       --------
                                                                                           $ 23,603       $ 88,451
                                                                                           ========       ========

                         EPIXTAR CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 8.  DEBT (Continued)

         Annual maturities of long-term debt are as follows:

         For the years ending December 31,

            2004                                                  $579,847
            2005                                                    17,828
            2006                                                     5,775
                                                                 ---------
            Total payments due                                     603,450
            Less unamortized discount                             (458,334)
                                                                 ---------
                                                                  $145,116
                                                                 =========

NOTE 9.  NOTE PAYABLE - STOCKHOLDER

         On October 31, 2001, the Company entered into a loan agreement to borrow up to $5,000,000 from a then unrelated entity. In August 2002, the creditor became a stockholder of the Company. The note provided for interest at 7%, was collateralized by accounts receivable and was due on demand. In November 2002, the Company entered into an agreement, which was executed on December 6, 2002 and amended on March 3, 2003, whereby the creditor released the collateral and agreed not to demand payment before January 2005 in exchange for certain consideration. That consideration consisted of warrants to purchase 4,000,000 shares of Company common stock at an exercise price of $.50 per share for a term of three years beginning in May 2003. Pursuant to EITF 96-19, management accounted for this transaction as an extinguishment of the original instrument and an execution of a new note at December 6, 2002. The fair value of the warrants was recorded as a component of the calculation of the loss associated with that extinguishment. The new note was recorded at fair value on the date that it was entered into (December 6, 2002). The resulting discount on the note is being amortized over the life of the new note, approximately two years. The fair value of both the warrants and the note payable was determined by appraisal.

         As part of the agreement, the creditor also agreed to release its security interest in the Company's accounts receivable to the extent required to secure additional debt financing. Except for the demand deferral and the release of the security interest, all other terms of the note stayed in effect. The outstanding principal balance was $2,369,350 and $2,264,700 as of December 31, 2003 and 2002,
         respectively. Interest of $255,334 was paid in July 2003.

                         EPIXTAR CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 10. ACCOUNTS PAYABLE - SUBJECT TO COMPROMISE

         As discussed in Note 1, 2 and 17, the Company's subsidiary, Savon, filed for bankruptcy protection under Chapter 11. At the time of filing, Savon had $385,401 in liabilities of which $351,263 was due to its telecommunications carrier and related to a lawsuit initiated by the carrier. Pre-petition liabilities are required to be segregated from post-petition liabilities. Upon completion of a plan of reorganization as part of Chapter 11 or change in bankruptcy status, liabilities subject to compromise are adjusted. During 2003, a bankruptcy settlement was reached, resulting in a forgiveness of the liabilities amounting to $324,966.


NOTE 11. NON-CASH INVESTING AND FINANCING ACTIVITIES

         During 2003, the Company issued warrants to purchase 329,140 shares of common stock at an exercise price of $7.87 per share, exercisable over five years, relating to the issuance of preferred stock (see Note 13). Based upon the Black-Scholes option price calculation, the value of each warrant was $6.63 and the transaction was valued at $2,183,157, which was accounted for as offering costs, resulting in offsetting charges to additional paid-in capital.

         In August 2003, the Company entered into a consulting agreement, providing for the issuance of 50,000 shares of common stock as compensation for services valued at $175,000 as specified in the agreement. The total amount was charged to expense during 2003. As of December 31, 2003, these shares have not been issued and as a result, are included in common stock to be issued in the accompanying balance sheet.

         In September 2003, the Company issued 127,117 shares of common stock in settlement of debt and accrued interest totaling $404,506 and $40,406, respectively. The shares were valued based upon the outstanding amounts related to the loan and were accounted for as a reduction in debt and a charge to accrued interest.

         In October 2003, the Company issued 13,617 shares of common stock as compensation for consulting services valued at $85,000. The shares were valued based upon the value of services provided as provided for in the agreement. The total amount was charged to expense during 2003.

         In October 2003, the Company issued 15,652 shares of common stock as consideration valued at $90,000 related to the acquisition of the net assets of Phoneboy Prepaid, Inc. (see Note 1). The shares were valued based upon the terms of the purchase agreement and recorded in accordance with the allocation of the purchase price to the assets and certain liabilities as specified in the purchase agreement with the excess of the total purchase price over the net assets purchased allocated to the non-compete agreement included in the purchase agreement. The non-compete agreement is included in "Deposits and other" in the "Other assets" section of the balance sheet. As of December 31, 2003, these shares have not been issued and as a result, are included in common stock to be issued in the accompanying balance sheet.

                         EPIXTAR CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 11. NON-CASH INVESTING AND FINANCING ACTIVITIES (Continued)

         In December 2003, the Company issued convertible debt, convertible into shares of the Company's common stock at a conversion rate as defined. Purchasers of the convertible debt also received warrants to purchase 62,500 shares of the Company's common stock at an exercise price of $5.00 per share, exercisable over five years. The accounting treatment of the beneficial conversion feature and the detachable warrants resulted in $495,834 of discounts against the debt, net of amortization of $41,666, which was charged to interest expense in 2003 (see Note 8).


NOTE 12. INCOME TAXES

         The components of the Company's provision (benefit) for income taxes, for the fiscal years ended 2003 and 2002 are as follows:

                                                                                        2003             2002
                                                                                        ----             ----
                                                                                                      (Restated)
          Current:
             Federal                                                                $           -    $           -
             State                                                                              -                -
                                                                                    -------------    -------------
                                                                                                -                -
                                                                                    -------------    -------------
          Deferred:
             Federal                                                                            -                -
             State                                                                              -                -
                                                                                    -------------    -------------
                                                                                                -                -
                                                                                    -------------    -------------
                                                                                    $           -    $           -
                                                                                    =============    =============

         A reconciliation of income tax computed at the statutory federal rate to income tax expense (benefit) is as follows:

                                                                                        2003             2002
                                                                                        ----             ----
                                                                                                      (Restated)
          Tax provision at the statutory rate of 35%                                 $1,532,600      $(4,184,223)
          State income taxes, net of federal income tax                                 175,730         (443,194)
          Change in valuation allowance                                              (1,752,797)       4,638,135
          Permanent items                                                                44,467           11,093
          Other                                                                               -          (21,811)
                                                                                  -------------      -----------
                                                                                  $           -      $         -
                                                                                  =============      ===========

                         EPIXTAR CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 12. INCOME TAXES (Continued)

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2003, and 2002 are presented below.

                                                      2003                      2002
                                                      ----                      ----
                                                                              (Restated)
Deferred tax assets:
   Net operating loss carryforward                 $ 1,548,735               $ 1,418,369
   Deferred financings costs                         1,783,307                 3,566,613
   Allowance for doubtful accounts                     847,256                   829,492
                                                   -----------               -----------
      Total gross deferred tax assets                4,179,298                 5,814,474
Less valuation allowance                            (4,061,678)               (5,814,474)
                                                   -----------               -----------
      Total net deferred tax assets                    117,620                         -

Deferred tax liabilities:
   Depreciation on fixed assets                       (117,620)                        -
                                                   -----------               -----------

Net deferred tax asset                             $         -               $         -
                                                   ===========               ===========

         Because of the historical earnings history of the Company, the net deferred tax assets have been fully offset by a 100% valuation allowance. The valuation allowance for the net deferred tax assets was approximately $4.1 million and $5.8 million as of December 31, 2003 and 2002, respectively.

         In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

         At December 31, 2003 and 2002, the Company had net operating loss carryforwards available for US tax purposes of approximately $3.9 million and $3.6 million respectively. These carryforwards expire through 2023.

         Under Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), the utilization of net operating loss carryforwards is limited under the change in stock ownership rules of the Code. As a result of ownership changes, which occurred in June 2002, the Company's operating tax loss carryforwards are subject to these limitations. Future ownership changes could also further limit the utilization of any net operating loss carryforwards as of that date.

                         EPIXTAR CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 13  CONVERTIBLE PREFERRED STOCK

         During 2003, the Company issued 23,510 shares of Series A Convertible Preferred Stock and warrants to 16 investors for aggregate consideration of $2,351,000. Each share of Preferred Stock has a par value of $.001 and is convertible into shares of the Company's common stock at an initial conversion price of $3.50. However, the terms of the sale stated that, should the Company's net income for the year ended December 31, 2003 not exceed $5,000,000, the conversion price would be adjusted to $2.00 per share. Accordingly, the conversion price in effect as of December 31, 2003 was $2.00 per share. Additionally, the conversion price will be adjusted based upon the company's net income in 2004 to $2.00 if the net income is less than $10,000,000, $3.00 if net income is between $10,000,000 and $12,500,001, and $3.50 if net income exceeds $12,500,000. The shares are to be automatically converted, at the then effective conversion price, in the event of an offering in which the Company's common shares are listed on the New York or American Stock Exchange or quoted on NASDAQ, or any combination thereof; the minimum gross proceeds from such offering is at least $50,000,000; and the offering price of such offering is at least $10.00 per share. The shares are also subject to automatic conversion at the election of the holders of a majority of the preferred shares. The conversion price is also subject to anti-dilution adjustments as set forth in the purchase agreement.

         Based on the terms of the conversion associated with the preferred stock, there was an intrinsic value associated with the beneficial conversion feature estimated at $1,884,375, which was recorded as a dividend and therefore as a reduction of retained earnings. Additionally, each purchaser of the Preferred stock received, for each share of preferred stock purchased, one warrant to purchase 14 shares of the company's common shares at an exercise price of $7.87 per share over a five year period. Using the Black-Scholes model the Company estimated the fair value of the warrants to be $1,749,845.

         The Company engaged certain consultants in connection with the offering of the preferred stock. The consultants were compensated with $214,000 in cash and the issuance of warrants to purchase 284,471 shares of the Company's common shares at exercise prices ranging from $3.41 to $5.00 per share for a period of five years.

         In the event of liquidation, the holders of the preferred shares are entitled in preference over holders of common shares to be paid first out of the assets of the corporation available for distribution to holders of the Company's capital stock of all classes, an amount equal to two (2) times the original purchase price paid for the preferred stock, or $4,702,000.

         The holders of the preferred stock are also entitled to receive equally, share for share, as and when declared by the Board of Directors of the Company, cumulative dividends at an annual rate of 8% of the original issue price. Such dividends, if declared, are payable annually on each anniversary date of original issuance. Cumulative dividends earned as of December 31, 2003 were $188,080. No dividends can be declared or paid to holders of common shares unless all cumulative dividends are paid to preferred stockholders.

                         EPIXTAR CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 13. CONVERTIBLE PREFERRED STOCK (Continued)

         After one year from the date of issuance of the preferred stock, the Company may, at its discretion, repurchase all, but not less than all, of the preferred stock issued for a price of $200 per share plus 8% cumulative dividends.


NOTE 14. COMMON STOCK WARRANTS

         A summary of warrants issued and outstanding in connection with convertible debentures and equity transactions as discussed above is presented below. Upon exercise, warrants are convertible into an equal number of the Company's common stock. The warrants are exercisable immediately.

                                                                                                      Weighted-
                                                                                                       Average
                                                                                      2003          Exercise Price
                                                                                      ----          --------------
Outstanding at beginning of year                                                           -                  -
Granted                                                                            4,713,611           $   1.36
Exercised                                                                                  -                  -
Forfeited                                                                                  -                  -
                                                                                   ---------
Outstanding at end of year                                                         4,713,611               1.36
                                                                                   =========
Warrants exercisable at year-end                                                   4,713,611               1.36
                                                                                   =========

         The following table summarizes information for warrants outstanding at December 31, 2003:

                                                                              Warrants Outstanding
                                                              ----------------------------------------------------
                                                                                  Weighted-
                 Range of                                       Number             Average           Weighted-
                 Exercise                                     Outstanding         Remaining           Average
                  Prices                                      at 12/31/03         in months         Exercise Price
                  ------                                      -----------         ---------         --------------
                   .50                                         4,000,000              29               $  .50
               3.41 - 5.00                                       284,471              55                 4.27
               5.01 - 6.00                                       100,000              57                 6.00
               6.01 - 7.87                                       329,140              54                 8.00


NOTE 15. RELATED PARTY TRANSACTIONS

         The Company has entered into two agreements with Transvoice Investment, Inc. ("Transvoice"), the managing member of Transvoice Investment LLC, the Company's majority stockholder. The Chairman of the Board of the Company is one of two stockholders of Transvoice.

                         EPIXTAR CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 15. RELATED PARTY TRANSACTIONS (Continued)

         In October 2001, the Company entered into an agreement with Transvoice, whereby Transvoice had provided certain services related to the development of the Company's internet service provider business. Under the terms of the agreement, the Company is to pay Transvoice $150,000 per month plus $1.00 for each customer in excess of 100,000 customers computed monthly, until such time that the Company is no longer generating revenues from its internet service provider business. The Company incurred expenses of $2,637,618 and $2,111,438 during 2003 and 2002, respectively, for services under this agreement.

         In April 2003, the Company entered into an agreement with Transvoice, whereby Transvoice provides consulting services related to the development of marketing and telemarketing aspects of the Company. Transvoice is not compensated for its services but is reimbursed for payments made to subcontractors performing services related to the agreement. The Company incurred expenses under this agreement in the amount of $1,050,000 during the year ended December 31, 2003.


NOTE 16. STOCK OPTION PLAN

         Options granted under the 2001 incentive stock option plan are exercisable at the market price at the date of grant and, subject to termination of employment, expire five years from the date of grant, are not transferable other than on death, and vest in three equal annual installments commencing one year from the date of grant.

         A summary of the Company's stock option plan as of December 31, 2003 and 2002 is presented below:

                                                                 2003                             2002
                                                       ----------------------------    -----------------------------
                                                                        Weighted                         Weighted
                                                                        Average                          Average
                                                                        Exercise                         Exercise
                                                          Shares         Price             Shares         Price
                                                          ------         -----             ------         -----
          Outstanding at the beginning
             of the year                                  1,030,000       $2.50           1,050,000       $2.50
          Granted at fair value                           3,895,000        3.88                   -           -
          Forfeited                                        (182,000)       4.17              20,000        2.50
          Exercised                                         (33,333)        .42                               -
                                                          ---------                       ---------
                                                                                                  -
          Outstanding at the end of the year              4,709,667       $3.45           1,030,000       $2.50
                                                          =========                       =========

          Options exercisable at the end
             of the year                                    611,328                         338,997
                                                           ========                         =======

          Weighted average fair value of
             options granted                                              $3.01                           $2.46

                         EPIXTAR CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 16. STOCK OPTION PLAN (Continued)

         The following table summarizes information for stock options outstanding at December 31, 2003:

                                            Options Outstanding                        Options Exercisable
                               ----------------------------------------------   -------------------------------
                                                 Weighted-
               Range of           Number          Average       Weighted-         Number         Weighted-
               Exercise        Outstanding       Remaining       Average        Exercisable       Average
                Prices         at 12/31/03       in years      Exercise Price   at 12/31/03     Exercise Price
                ------         -----------       --------      --------------   -----------     --------------
             0.00 - 0.42           66,667          2.83               .42                  -
             2.50 - 3.50        4,118,000          2.12              3.25            611,328           2.50
             4.50 - 5.00          525,000          2.60              4.80                  -           -


NOTE 17. COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

         Savon

             During 2001, the Company's subsidiary (Savon) and the minority interest owner of Savon were named as defendants in a lawsuit instituted by Savon's wholesale telecommunications carrier. The lawsuit alleged breach of contract as well as other related theories and damages. Subsequent to the initiation of the lawsuit, the plaintiff filed Chapter 11 under the federal bankruptcy code. Savon had filed what it believed to be valid counterclaims, which were stayed when the plaintiff filed Chapter 11. In August 2002, Savon filed Chapter 11 to stay the plaintiff's possible judgment as well as continuing legal fees it was incurring. During 2003, claims subject to the lawsuit were settled as a result of the bankruptcy reorganization, resulting in payment of $65,000 by the Company.

         State Proceedings and Inquiries

             As previously discussed, the Company uses telemarketing services to obtain customers. During the normal course of business, the Company has received inquiries or complaints from regulatory agencies. Despite its attempts to minimize complaints, certain states have issued fines or temporary restraining orders. While the ultimate outcome of these matters cannot be ascertained, the Company believes that there will not be a material adverse effect on the Company's financial position, results of operations or cash flows.

         Federal Trade Commission

             During 2003, the Company was the subject of a proceeding by the Federal Trade Commission ("FTC"). The FTC complaint brought in the United States District Court for the Southern District of Florida alleged that the Company was misleading potential customers of their internet service businesses through the use of third party telemarketers. Specifically, the FTC alleged that the Company was signing up customers for free thirty day trial periods without appropriate consent and failing to inform these customers that unless the service is cancelled before the end of the thirty day trial period, the customers would be billed through their local

                         EPIXTAR CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 17. COMMITMENTS, CONTINGENCIES AND OTHER MATTERS(Continued)

         Federal Trade Commission

             phone companies. As part of the proceeding, the Company was subject to a temporary restraining order, asset freeze, order permitting expedited discovery, order appointing temporary receiver, and order to show cause as part of the proceeding. In November 2003, without any finding of wrongdoing, the Company entered into a preliminary injunction with the FTC. As a result, the Company was allowed to resume its business and the asset freeze was partially lifted. As part of the agreement, the Company was required to establish an escrow account for the payment of future customer refunds and amounts subject to further resolution of the dispute with the FTC into which $1,701,684 of collections were deposited. As of December 31, 2003, the total amount held in escrow was $ 855,502 and the total amount of cash still restricted totaled $416,721. During 2003, $771,182 was returned to the Company and $75,000 was charged to the Company as fees and fines.

         Leases

             The Company and its subsidiaries lease office space in Miami, Florida under operating leases ending on September 30, 2006. Rent expense related to these leases amounted to $232,850 and $218,273 for the years ended December 31, 2003 and 2002, respectively.

             During 2003, a subsidiary of the Company leased corporate residences and approximately 32,000 square feet of office space in the Philippines under operating leases expiring in years ranging from 2004 to 2013. Rent expense related these rentals amounted to $63,235 for the year ended December 31, 2003.

             Annual rental commitments for the years ending December 31 are as follows:

                 2004                                           $434,000
                 2005                                            429,000
                 2006                                            446,000
                 2007                                            464,000
                 2008                                            255,000
                 Thereafter                                      378,000
                                                              ----------
                                                              $2,406,000
                                                              ==========

         Investor Claim

             In 2004, the Company received notification from an investor in the preferred stock private placement of a claim to rescind that investment. Upon advice of legal counsel, the Company believes the claim is without basis. The amount of the investment is $150,000.

                         EPIXTAR CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 18. EARNINGS (LOSS) PER COMMON SHARE

         The Company has adopted SFAS Statement No. 128, "Earnings per Share". The statement establishes standards for computing and presenting earnings per share (EPS). It requires dual presentation of basic and diluted EPS on the face of the income statement. There is no presentation of diluted loss per share in 2002 as the effects of stock options, warrants and convertible debt amounts were antidilutive.

         The following table sets for the reconciliation of the numerator and denominator of the basic and diluted EPS computations:

                                                                      2003                   2002
                                                                      ----                   ----
                                                                                          (Restated)
Numerator:
   Net income (loss)                                            $  4,378,859             $(11,944,922)
   Preferred stock dividends                                      (2,072,455)                       -
                                                                ------------             ------------


   Numerator for basic income (loss) per share -
      income (loss) available to common stockholders               2,306,404              (11,944,922)

   Effect of dilutive securities:
      Interest on convertible debt                                    43,670                        -
                                                                ------------             ------------


   Numerator for diluted income (loss) per share -
      income available to common stockholders
      after assumed conversions                                 $  2,350,074             $(11,944,922)
                                                                ============             ============

Denominator:
   Denominator for basic income (loss) per
      share - weighted average shares                             10,554,450               10,503,000

   Effect of dilutive securities:
      Stock options                                                2,829,304                        -
      Warrants                                                       901,983                        -
      Convertible debt                                               167,918                        -
                                                                ------------             ------------

   Dilutive potential common shares:
      Denominator for diluted income (loss) per
         share - adjusted weighted-average shares
         shares and assumed conversions                           14,453,655               10,503,000
                                                                ============             ============

Basic income (loss) per share                                   $       0.22             $      (1.13)
                                                                ============             ============
Diluted income (loss) per share                                 $       0.16             $      (1.13)
                                                                ============             ============

                         EPIXTAR CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 18. EARNINGS (LOSS) PER COMMON SHARE (Continued)

         Pro forma information regarding net income and earnings per share is required by SFAS No. 123, "Accounting for Stock-Based Compensation," and has been determined as if the Company had accounted for its stock options under the fair value method of that Statement. The fair value for these options was estimated at the grant date using a Black-Scholes option pricing model with the following weighted average assumptions for 2003 and 2002, respectively: risk-free interest rates of 3.04% and 4.08%, dividend yields of 0% and 0%, volatility factors of the expected market price of the Company's common stock of 214% and 209%; and a weighted average expected life of the options of 5 years.

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

         No stock-based employee compensation cost is reflected in net income
         (loss), as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net income
         (loss) and income (loss) per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                                                        2003              2002
                                                                                        ----              ----
                                                                                                       (Restated)
         Net income (loss)                                                           $4,379,160      $(11,944,922)
         Deduct: total stock-based compensation expense
           determined under fair value based method for all awards,
           net of related tax effects                                                (2,512,383)         (894,600)
                                                                                     ----------      ------------

         Pro forma net income (loss)                                                 $1,866,322      $(12,839,522)
                                                                                     ==========      ============

         Loss per share:
           Basic:
             As reported                                                               $0.22            $(1.13)
                                                                                       =====            =======
             Pro forma                                                                 $0.18            $(1.22)
                                                                                       =====            =======
           Diluted:
             As reported                                                               $0.16            $(1.13)
                                                                                       =====            =======
             Pro forma                                                                 $0.13            $(1.22)
                                                                                       =====            =======

                         EPIXTAR CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 19. -PHILIPPINE OPERATIONS

         In the fourth quarter of 2003, the Company began operating for its benefit the activities of a call center located in the Philippines. In accordance with the terms of an Asset Purchase Agreement (the "Agreement") dated March 2, 2004, a subsidiary of the Company, Epixtar Philippines IT-Enabled Services Corporation (EPISC), agreed to acquire certain assets and assume certain liabilities of I-Call Global Services Corporation (I-Call). The Agreement provides for a purchase price of approximately $821,000 payable $55,000 upon execution of the Agreement; $150,000 at closing subject to certain conditions as defined in the Agreement, plus a certain number of shares of the Epixtar Corp. as defined in the Agreement; and a total of $196,000 at various times up to sixty days after closing date.

         The acquisition of I-Call is not considered by the Company to be a significant acquisition.