Form 10-Q
period 2004-03-31
EPIXTAR CORP
filed 2004-05-24
CIK 1099730

                                  EPIXTAR CORP.
                     (FORMERLY GLOBAL ASSET HOLDINGS, INC.)

                                  United States
                       Securities and Exchange Commission
                              Washington, DC 20549

                                    Form 10Q

X Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act --- of 1934 for the period ending March 31, 2004

--- Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from __________ to _________

                        Commission File Number 011-15499

                                  Epixtar Corp.
               (Exact name of issuer as specified in its Charter)

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


              Yes __x__                                             No ____

                                Table of Contents


Part I: Financial Information

     Item 1. Financial Statements

         Consolidated Balance Sheet as of March 31, 2004 and December 31, 2003                   F-1

         Consolidated Statements of Operations for the three months ended March 31, 2004
         and 2003                                                                                F-2

         Consolidated Statements of Cash Flow for the three months ended March 31, 2004          F-3
         and March 31, 2003

         Notes to Consolidated Financial Statements


     Item 2. Managements Discussion and Analysis of Financial Condition and Results of
Operations
     Item 3. Quantities and Qualitative - Disclosure about Market Risks
     Item 4. Controls and Procedures


Part II. Other Information

Item 1. Legal Proceedings
Item 2. Changes in Securities
Item 6. Exhibits and Reports on Form 8-K

Part I: Financial Information

                         EPIXTAR CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                         March 31         December 31
                                                                           2004              2003
                                                                       (Unaudited)
                                                                      -------------      -------------
Current Assets:
     Cash and cash equivalents                                        $    146,014      $   1,342,186
     Restricted cash                                                       416,721            416,721
     Accounts receivable - net                                           4,749,768           5,609,675
     Prepaid expenses and other current assets                             313,014             227,203
     Deferred billing costs                                                172,833             271,256
                                                                      ------------       -------------
     Total current assets                                                5,798,350          7,867,041
                                                                      ------------      -------------
Property and Equipment, Net                                              2,123,506          1,263,844
                                                                      ------------      -------------
Other Assets:
     Goodwill                                                            3,360,272          3,360,272
     Deposits & other                                                      467,827            491,637
                                                                      ------------      -------------
     Total other assets                                                  3,828,099          3,851,909
                                                                      ------------      -------------
Total assets                                                          $ 11,749,955      $  12,982,794
                                                                      ============      =============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Debt, current portion                                            $    274,844      $     121,513
     Accounts payable                                                    2,608,482          3,009,932
     Accrued Interest                                                      227,087            175,185
     Accrued expenses and taxes                                            348,684            146,566
     Deferred revenue                                                      873,505          1,459,657
     Note payable - stockholder                                          2,395,513
                                                                      ------------      -------------
        Total current liabilities                                        6,728,115          4,912,853
                                                                      ------------      -------------
Long-Term Liabilities:
     Note payable - stockholder                                                             2,369,350
     Debt, net of current portion                                           50,031             23,603
      Common stock to be issued                                            424,375            279,000
                                                                      ------------      -------------
        Total long-term liabilities                                        474,406          2,671,953
                                                                      ------------      -------------

Stockholders' Equity:

Convertible Preferred stock, $.001 par value per share, 10,000,000 shares authorized and 23,510 shares issued and outstanding
     (liquidation preference $ 4,702,000)                                       24                 24
Common stock, $.001 par value per share, 50,000,000
     shares authorized and 10,677,067 & 10,643,734 as of March
     31, 2004 & 2003 Respectivly issued and outstanding                     10,677             10,644
Additional paid in capital                                              18,451,362         18,442,395
Accumulated deficit                                                    (13,914,629)       (13,055,075)
                                                                      ------------       ------------
     Total stockholders' equity                                          4,547,434          5,397,988
                                                                      $ 11,749,955         12,982,794
Total liabilities and stockholders' equity                            ------------       ------------

            See accompanying note to consolidated financial statement
                         Part I - Financial Information

                                       F-1

                         EPIXTAR CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   UNAUDITED


                                                                   2004                   2003
                                                                                         Restated
                                                                                         --------

Revenues                                                       $4,876,148               $12,366,775
Cost of sales                                                   1,304,354                 5,983,628
                                                               ----------                 ---------
Gross profit                                                    3,571,794                 6,383,147
                                                               ----------                 ---------

Expenses
Selling, general and administrative                             3,348,633                 1,931,523
Consulting fees, & reimbursements - related party                 675,000                   790,835
Provision for doubtful accounts                                    86,913                 1,002,347
Depreciation                                                      100,994                    35,999
                                                               ----------                 ---------

  Total Expenses                                                4,211,540                 3,760,704
                                                               ----------                 ---------

 Income (Loss) from operations                                   (639,746)                2,622,443
                                                               ----------                 ---------

 Other Expense:
     Interest expense                                            (215,887)                 (165,893)
     Other expenses                                                (3,922)                        0
                                                               ----------                 ---------
     Total other expenses                                        (219,804)                 (165,893)
                                                               ----------                 ---------

Income(loss) before Income Taxes                                 (859,555)                2,456,550
Provision for Income Taxes                                              0                   480,000
                                                               ----------                 ---------
Net Income (Loss)                                                (859,555)                1,976,550
                                                               ==========                 =========

Net Income (Loss) per Share:
Basic
Diluted                                                          $   (.08)                $     .19
                                                                 $   (.08)                $     .14






           See accompanying notes to consolidated financial statements
                          Part I- Financial Information

                         EPIXTAR CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                    UNAUDITED



                                                                                 2004             2003
Cash Flows from Operating Activities:
   Net (loss) Income                                                         $  (859,954)     $ 1,976,550
Adjustments to Reconcile Net Income(Loss) to Net Cash
   Used in Operating Activities:
    Depreciation and amortization                                                100,994           35,999
    Provision of bad debt                                                         86,913        1.002.347
    Stock to be issued for consulting agreement                                  159,375                -
    Amortization of discount on Note Payable-Stockholder                         26,163           26,163
Amortization of beneficial conversion feature                                     81,654
Amortization of discount on convertible debenture                                 43,344                -


Changes in Assets and Liabilities:
        (Increase) Decrease in accounts receivable                               772,996       (1,526,231)
        (Increase) Decrease in prepaid expenses and other                       (85,811)           48,344
        (Increase) Decrease in deferred billing costs                             98,423         (123,063)
        (Increase) Decrease in deposits                                           23,810          (58,385)
        Increase (Decrease) in accounts payable and accrued expenses            (174,067)        (546,308)
        Increase in corporation income tax payable                                     -          480,000
        Increase (Decrease) in deferred revenues                                (586,152)      (1,670,165)
                                                                             -----------     ------------
        Net cash used in provided by operating activities                      (312,312)        (354,749)
                                                                             -----------     ------------

Cash Flows from Investing Activities:
           Acquisition of fixed assets                                          (797,859)         (77,384)
                                                                             -----------     ------------
        Net cash used in investing activities                                   (797,859)         (77,384)
                                                                             -----------     ------------

Cash Flows from Financing Activities:
   Repayment of notes payable and capital lease obligations                      (81,489)         (48,322)
                                                                                       -
                                                                             -----------     ------------
   Net cash used in financing activities                                         (81,489)         (48,322)
                                                                             -----------     ------------

Effect of exchange rate changes on cash                                           (4,512)
                                                                             -----------

Net  Decrease in cash                                                         (1,196,572)        (480,465)

Cash and all cash equivalents beginning of period                              1,342,186          722,674
                                                                             -----------     ------------

Cash and all cash equivalents end of period                                  $   146,014     $    242,209
                                                                             ===========     ============

Supplement Tax Disclosure of Cash Flow information:
Interest Paid                                                                $    16,743     $     86,101
                                                                             ===========     ============

Supplemental disclosure of non-cash investing and financing activities:
Purchase of equipment through capital leases
                                                                             $   136,250                -
                                                                             ===========     ============

                          Notes to Financial Statements


Note 1 - Basis of Presentation:
           The accompanying unaudited consolidated financial statements at March 31, 2004 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information on Form 10-Q and reflect all adjustment which, in the opinion of management, are necessary for a fair presentation of the financial position as of March 31, 2004 and results of operations for the three months ended March 31, 2004 and 2003 and cash flows for the three months ended March 31, 2004 and 2003. All such adjustments are of a normal recurring nature.

           The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year. The statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003.

           On March 31, 2004, the Financial Accounting Standards Board (FASB) issued its Exposure Draft, "Share-Based Payment," which is a proposed amendment to FASB Statement No. 123, "Accounting for Stock-Based Compensation." The Exposure Draft would require all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. FASB expects that a final standard will be effective for public companies for fiscal years beginning after December 15, 2004. The Company does not intend to adopt a fair-value based method of accounting for stock-based employee compensation until a final standard is issued by the FASB that requires this accounting.

Note 2 - Principle of Consolidation:
           The consolidated financial statements include the accounts of Epixtar Corp. and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

NOTE 3. RESTATEMENT OF PRIOR CONSOLIDATED FINANCIAL STATEMENTS

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

National OnLine Acquisition

On March 31, 2001, the Company acquired 100% of the outstanding equity interests of National OnLine, in a transaction involving two payments, for a total of 4,500,000 shares of Company common stock. Due to the fact that Trans Voice Investments Ltd. owned 80% of National On Line prior to the acquisition and 56% of the outstanding Company common stock following the acquisition, the purchase of the 80% interest should have been recorded at historical cost of National On Line, pursuant to the guidelines of SEC Staff Accounting Bulletin No. 48. Rather than record the 20% interest at fair value and the 80% interest at historical cost, the Company recorded the entire acquisition at the fair value of the 4,500,000 shares of Company common stock exchanged. As a result, goodwill was recorded in connection with the purchase of the 80% which should not have been recorded. The Company has restated the prior consolidated financial statements to reflect the acquisition of the 80% interest at historical cost of National On Line at the date of purchase and, consequently, removed the goodwill and goodwill amortization related thereto.

Loss on Extinguishment of Debt

On October 31, 2001, the Company entered into a loan agreement to borrow up to $5,000,000 from a then unrelated entity. The note provided for interest at 7%, was collateralized by accounts receivable and was due on demand. In August and September 2002,the creditor became a stockholder of the Company when the entity acquired a total of 770,000 common shares. In November 2002, the Company entered into an agreement, which was executed on December 6, 2002 and amended on March 3, 2003, whereby the creditor released the collateral and agreed not to demand payment before January 2005 in exchange for certain consideration. That consideration consisted of warrants to purchase 4,000,000 shares of Company common stock at an exercise price of $.50 per share for a term of three years beginning in May 2003. Pursuant to EITF 96-19, management has determined that the transaction should have been treated as an extinguishment of the original instrument and an execution of a new note at December 6, 2002. The fair value of the warrants, determined on the grant date (March 3, 2003), should have been treated as a component of the calculation of the loss associated with that extinguishment and should have been recognized in the statement of operations in December 2002. In addition, the new note should have been recorded at fair value on the date that it was entered into (December 6, 2002).

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

NOTE 4. LIQUIDITY

We had a deficit working capital of $929,766 as of March 31, 2004 compared to a working capital on December 31, 2003 of approximately $2,954,188. We had negative cash flow from operations in the first quarter 2004 and 2003. The working capital change was due in part to the note payable due stockholder being classified as current in 2004 due to the fact that payment can be demanded anytime after January 5, 2005. In addition, approximately $1,200,000 during the first quarter 2004 in connection with operations including the requirements of commencing our contact center business.

Historical Liquidity Issues of ISP Business

We have historically experienced liquidity problems due in part to the gap in time between collection of revenue and the payment of related expenses. Primarily this is because of the time involved in collection of accounts receivable through local telephone companies that receive billing information from third party billing companies. There was a lag of as much as ninety (90) days between the time services to our customers were initiated and when we collected the related revenue. This long collection cycle was further prolonged by the one month free service provided to the customer. While a lag existed in receipt of funds due in part to the date services for which we bill commence, there was no corresponding lag in our required payments for services including telemarketing fees, communications costs and other costs of obtaining and maintaining those customers. For example, telemarketing fees were due shortly after a customer was signed. In addition, the liquidity issue was exacerbated by the reserves and holdbacks required by the billing companies relating in part to uncollectible receivables. The reserves and holdbacks are a higher percentage of collections than our actual bad debt experience. As a result the billing companies maintain cash on our behalf which is ultimately remitted to us once the billing cycles are settled. The size of the initial customer base was not sufficient to overcome the foregoing and therefore we had a substantial negative cash flow from this operation.

NOTE 5.     COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

State Proceedings and Inquiries Relating to ISP Business

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

Federal Trade Commission Relating to ISP Business

During 2003, the Company was the subject of a proceeding by the Federal Trade Commission ("FTC"). The FTC complaint brought in the United States District Court for the Southern District of Florida alleged that the Company was misleading potential customers of their internet service businesses through the use of third party telemarketers. Specifically, the FTC alleged that the Company was signing up customers for free thirty day trial periods without appropriate consent and failing to inform these customers that unless the service is cancelled before the end of the thirty day trial period, the customers would be billed through their local phone companies. As part of the proceeding, the Company was subject to a temporary restraining order, asset freeze, order permitting expedited discovery, order appointing temporary receiver, and order to show cause as part of the proceeding. In November 2003, without any finding of wrongdoing, the Company entered into a preliminary injunction with the FTC. As a result, the Company was allowed to resume its business and the asset freeze was partially lifted. As part of the agreement, the Company was required to establish an escrow account for the payment of future customer refunds and amounts subject to further resolution of the dispute with the FTC into which $1,701,684 of collections were deposited. As of December 31, 2003, the total amount held in escrow was $ 855,502 and the total amount of cash still restricted totaled $416,721. During 2003, $771,182 was returned to the Company and $75,000 was charged to the Company as fees and fines. In the first quarter of 2004 the Company is in the process of negotiation a permanent settlement.

NOTE 6. EARNINGS (LOSS) PER COMMON SHARE

The Company has adopted SFAS Statement No. 128, "Earnings per Share". The statement establishes standards for computing and presenting earnings per share
(EPS). It requires dual presentation of basic and diluted EPS on the face of the income statement. There is no presentation of diluted loss per share in 2004 as the effects of stock options, warrants and convertible debt amounts were antidilutive.

The following table sets forth the reconciliation of the numerator and denominator of the basic and diluted EPS computations:




                                                                               2004             2003
                                                                                             (Restated)

Numerator:
   Net (loss) Income                                                       $ (859,554)        1,976,550
    Preferred Stock Dividends                                                   47,019                -
                                                                           -----------      -----------

Numerator for Basic income (loss) per share-
    Income (loss)available to common  stockholders                            (812,535)        1,976,550

Effect of dilutive securities:
    Interest on convertible debt                                                     -                -
                                                                           -----------      -----------

Numerator for diluted income (loss) per share-
   Income available to common stockholders
  After assumed conversions                                                   (812,535)       1,976,550
                                                                           ===========      ===========

Denominator:
   Denominator for basic income (loss) per
   Share-weighed average shares                                             10,671,939       10,503,000

Effect of diluitive securities:
   Stock Options                                                                                546,449
   Warrants                                                                                   3,352,751
                                                                           -----------      -----------

Diluitive potential common shares:
   Denominator for diluted income (loss) per
    Share-adjusted weighed-average shares
    Shares and assumed conversions                                          10,671,939       14,402,200
                                                                           ===========      ===========

Basic Income (loss) per share                                                     (.08)             .19
                                                                           ===========      ===========

                                                                                                     -
                                                                                                     -
Diluted income (loss) per share                                                   (.08)             .14
                                                                           ===========      ===========

NOTE 7. - PHILIPPINE OPERATIONS

In the fourth quarter of 2003, the Company began operating a contact center located in the Philippines. In accordance with the terms of an Asset Purchase Agreement (the "Agreement") dated March 2, 2004, a subsidiary of the Company, Epixtar Philippines IT-Enabled Services Corporation (EPISC), agreed to acquire certain assets and assume certain liabilities this call center from I-Call Global Services Corporation at a purchase price of $821,000. We completed the acquisition in April 2004.. The Company paid $55,000 upon execution of the Agreement; $150,000 at closing plus $196,000 in installments at various times up to sixty days after closing date. The balance of the purchase price was paid by the issuance of 65,035 shares of our common stock.

The acquisition of I-Call is not considered by the Company to be a significant acquisition


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

                                  INTRODUCTION

In March 2001, we acquired National Online Services, Inc. ("NOL"), which developed and marketed internet provider services ("ISP") for small businesses. The operations of NOL commenced during 2001. We continued and expanded the operations of NOL as well as other ISP subsidiaries operating similar businesses primarily with funds generated from operations, making considerable expenditures for staffing and infrastructure.

Substantially all our revenue has been derived from our ISP operations. In the fourth quarter of 2003, we determined to concentrate our efforts on implementing the change in direction of our business.We are now in the process of becomimg a contact center company providing services for third parties using facilities we operate or will develop or acquire. Today, our contact center business represents only a small percentage of our revenue, but this business represents a significant focus of management and capital. The effect of this transition on our revenues, income and capital requirements is discussed below.

                                ACCOUNTING ISSUES

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

Revenue recognition

Our revenues are derived primarily from our ISP business through fees for providing small businesses with Internet access, websites and e-mail addresses through reselling dial-up access. Customers are billed monthly, following a thirty day free trial, and the revenue is recorded over the period in which the services are provided. Deferred revenue represents the unearned, billed revenue at the end of an accounting period. We contract with external entities for billing and collection services. Those entities require certain holdbacks and reserves be maintained to allow for the possibility that amounts will not be collected, refunds will be made or adjustments to customer accounts will be allowed. These holdbacks and reserves are included in accounts receivable. We provide an allowance for lack of collectibility of these amounts approximately equal to fifty percent of the amounts held or reserved. This allowance is estimated and adjusted quarterly based on historical experience.


Impairment of intangible assets

In connection with the acquisition of a minority interest in National Online we recorded goodwill. SFAS No. 142 "Goodwill and Other Intangible Assets" requires that goodwill no longer be amortized, but rather be evaluated for possible impairment at least annually. Our policy calls for the assessment of any potential impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable or at least annually. If an evaluation of undiscounted cash flows indicates impairment, the asset is written down to its estimated fair value which is based on discounted cash flows. We did not recognize any impairment charges for goodwill in the periods ended March 31, 2004 and 2003.

POSSIBLE IMPACT OF CERTAIN EVENTS UPON RESULTS OF OPERATIONS AND LIQUIDITY

Recent Federal Trade Commission Proceeding Relating to ISP Business

On October 30, 2003, the Federal Trade Commission instituted an injunction action in federal district court against us and certain of our subsidiaries. The action sought to enjoin alleged failures by certain of our ISP subsidiaries to comply with regulations relating to the conversion of a trial customer to a paying customer. In connection with the action the Commission obtained an ex parte temporary restraining order, a freeze on our assets, and the appointment of a temporary receiver. This ex-parte order prevented us from marketing and billing our ISP services and deprived us of substantial assets. We therefore experienced significant business disruption, incurred substantial expenses and experienced a reduction of our working capital. While we believed we complied with the law and the proceeding was unwarranted, on November 21, 2003 we entered into a stipulated preliminary injunction, without any admission or finding of wrongdoing. As a result, we were able to resume business subject to procedures set forth in the stipulation (substantially all of which we had already followed) and the oversight of a monitor. The receiver was terminated and replaced by a monitor and the asset freeze was lifted except that a portion of our assets are held in escrow against future customer refunds. Most of this amount has been returned. In February 2004 we received over $750,000 of the escrow money and contemplated the lifting of restriction on over $400,000 relating to our foreign subsidiary. It is impossible, at this time, to determine the full impact of this action. The proceeding has caused a reduction of our revenue and income in the fourth quarter of 2003 and first quarter of 2004 and resulted in substantial legal expenses. The asset freeze and escrow resulted in significantly reduced working capital and delayed certain implementation our new business direction and compelled us to initiate certain cost cutting measures. We are presently negotiating the terms of a final permanent injunction. We cannot predict the terms of the final order or when the terms will be finalized.

New Business Direction

In 2003 we determined to change the direction of our business to that of a contact center company providing services for third parties using facilities we operate or will develop or acquire. In the fourth quarter 2003, management determined that our efforts and capital should be focused on implementing this change. We have hired additional executives and personnel for the development and management of contact centers and to obtain sales for new services. We also are incurring costs for due diligence, acquisition and physical improvements to contact centers, as well as professional fees and travel in conjunction with the establishment of these contact centers. In September 2003 we began to operate a call center ,located in the Metro Manila town of Alabang in the Philippines.which we acquired in 2004. We also have begun operations at our Eastwood facility in the Spring of 2004. We have entered into and will explore entering into new real estate and equipment leases for these and other centers of contact center operations. We will have additional expenses for the development of these contact centers The establishment of these operations will require the hiring of a substantial number of employees and other operating expenses. Our general and administrative expenses should increase substantially once these operations commence. While we will continue to operate our ISP business we will devote less resources to marketing this business- - at times suspending marketing -as we transition to the contact center business,. This, among other factors, has resulted in a reduction in revenue from the ISP business which has not been immediately replaced by revenues from our new business Therefore if we do not have substantial revenues generated by new contact centers, we will incur losses.

               Comparison of 1st Quarter 2004 to 1st Quarter 2003

General

Set forth below are comparisons of financial results for the quarters ended March 31, 2004 and 2003. These comparisons are intended to aid in the discussion that follows. This discussion and analysis should be read in conjunction with the financial statements and related notes contained elsewhere in this report.

                                             March 31, 2004    March 31,2003        Changes      % of Changes
                                             --------------    -------------        -------      ------------
                                                                 (Restated)
Item
Revenue                                        4,876,148        12,366,775         (7,490,627)     (60.6)
Cost of Sales                                  1,304,354         5,983,628         (4,679,274)     (78.2)
Gross Profit                                   3,571,794         6,383,147         (2,811,353)     (44.0)
Expense (exclusive of                          4,110,546         3,724,705             385,841       10.4
Depreciation)
Depreciation                                     100,994            35,999              64,995      180.6
Interest Expense                               (215,887)         (165,893)            (49,994)      130.1
Net Income (Loss)                              (859,555)        1,876,550          (2,836,105)      (13.5)
Cash, Accounts Receivable & prepaid
Expense, etc.                                 5,798,350         4,857,324             941,026       19.4
Property and Equipment                        2,123,506           448,356           1,675,150      373.6
(Net of Depreciation)

Our revenues decreased from $ 12,366,775 in the first quarter 2003 to $ 4,876,148 in the first quarter 2004. There is a correlation between the marketing of our ISP services and future revenues (after the trial period) for customers obtained during the marketing effort. Our telemarketing efforts for the latter part of 2003 were reduced (particularly after the FTC proceeding) and this caused a decrease in our revenue in subsequent periods including this first quarter. There was a minimum of marketing for the first quarter of 2004 and therefore we do not expect increased revenues in the second quarter 2004.

Our cost of sales include: (1) the direct costs of acquiring a new customer such as telemarketing and fulfillment costs and (2) the costs of maintaining our customer base including customer care costs and telecommunication costs for our internet provider services. The telemarketing and fulfillment costs are one time charges incurred when a customer signs up and represent the most significant component of cost of sales. Conversely, the costs of maintaining our customer base represent a much smaller component of cost of sales but are an on going cost. Our costs of sales in the first quarter of 2004 were approximately $ 4,679,274 lower than costs in the first quarter 2003. This decrease resulted because of a decline in telemarketing efforts due to our emphasis on our new business direction as well as the effects of the FTC proceedings. The cost of sales of 2003 reflects high telemarketing costs resulting form increased ISP marketing efforts in the first quarter of 2003.

Our gross profit was $3,571,794 in the first quarter 2004 compared to $6,383,147 in the first quarter 2003. The decrease in gross profit resulted from lower sales not withstanding a reduction in costs Notwithstanding the decrease in gross profit our gross profit margins increased substantially from 51.6 % in the 1st quarter of 2003 to 73.3% for the first quarter of 2004 due to reduced marketing expenses. The greater the percentage of revenues from existing customers; with no current marketing costs the greater the profit margin.

Total expense (exclusive of depreciation) increased from $3,724,705 in the first quarter 2003 to $4,110,546 in the first quarter 2004. Included in these expenses is an increase of $1,417,110 in selling, general and administrative expenses. resulting from increased salary, travel and professional fees for our contact center business. This was in part offset by a substantial decline in expense for allowance for doubtful accounts. The allowance deceased by over 90%. The amount of the allowance is based upon the amount of the holdback and reserves of our billing houses which is a function of the amount of billing of our ISP business.

As a result of the foregoing we had a loss from operations of $639,745 in the first quarter 2004 compared to income from operations of 2,622,443 in the first quarter of 2003.

We did not have any tax expenses in 2004 because of the operating loss carry. The liability for the first quarter 2003 was $ 480,000.

As a result of all of the foregoing, we had loss of $859,555 for the first quarter 2004 compared to net income for the first quarter 2003 of $1,976,550.

Trends

The trend of our revenue and income over the next several quarters depends upon several variables, some of which cannot at this time be ascertained definitively. Revenue from ISP sources will decline as result of low and/or suspended ISP marketing activity. Based on the current rate of attrition of ISP customers we expect to derive significant revenues from our ISP business. We expect future ISP revenues to have a gross profit margin consistent with this quarter's results as there are low marketing costs and only a maintenance customer service cost associated with this revenue

Our contact center business revenue will increase with increasing seat development, and business development efforts. The delay in revenue production from the time a set of seats is completed is due to a number of factors, including but not limited to; contracting with an appropriate customer to utilize the seats, as well as the selection and training of qualified personnel. Both are processes that take time and care for effective implementation.

During our initial phase of contact center operations we will incur development and startup losses. Depending on obtaining new contracts and implementing existing ones, we believe revenue from our contact centers will increase thereby off setting lost ISP revenues in the future. We believe this will most likely happen during the fourth quarter of this year to the first quarter of next year. Because of the variables involved we can give no assurance that our projected result will be met within the foregoing time frame or if at all.

Segment Reporting

                          ISP & OTHERS      CONTACT CENTERS         TOTAL
                          ------------      ---------------         -----

Revenues                  $  4,691,022       $    185,126       $  4,876,148
Operating Expenses         3,095,747            1,115,793          4,211,540
Net Income (Loss)              141,400        (1,000,954)           (859,554)
Fixed Assets                    72,186            888,884            961,070
Total Assets                 9,017,104          2,732,850         11,749,954
                          ------------       ------------       ------------

                                    LIQUIDITY
Immediate Liquidity Issues

Prior to the FTC Proceeding, we believed we would be able to continue to meet our obligations arising from our existing business through cash flow from operations. As a result of the proceeding we were deprived of substantial cash due to the asset freeze and escrow. We also incurred substantial expenses and interruption of revenue and billing. As consequence we were unable to pay all our expenses in the normal course. We therefore were compelled to take several measures including the reduction of personnel, temporary reduction of executive salaries and postponement of most activity relating to our contact center business initiative. Notwithstanding modifications of the temporary restraining order through the stipulated preliminary injunction, resumption of marketing and billing, and release of substantial amounts of escrow funds, our operational liquidity problems continued until we received additional financing described below. Our contact center business direction. required increased capital costs and operating expenses in excess of cash flow. While we had determined to proceed with our plan irrespective of financing, we would only be able to do so, on an timely basis with additional financing. We believe the financing described below will be adequate for this purpose as well as for our operational needs.

Recent capital Transactions

We have recently received gross proceeds 0f $7,500,000 from financings. One investor provided $5 million of financing to us pursuant to a secured convertible term note, of which $1,930,000 is to be held in a restricted cash account and may be released upon the fulfillment of certain conditions agreed to by us and the investor. The term note is convertible at a fixed conversion price of $2.96. In connection with the issuance of the convertible term note, we also issued warrants to purchase up to 493,827 shares of our common stock. .The remaining $2.5 million was raised through the private sale of convertible notes and common stock purchase warrants to accredited investors. Notes in the principal amount of $1,000,000 are convertible at a price of $2.37 per share and are secured. The holders of the remaining $1.5 million of convertible notes have the right to convert their notes into shares of our common stock at a price of $2.96 per share or receive the repayment of their principal amount, plus interest. In addition, the holders of the notes received warrants to purchase an aggregate of 136,073 shares of our common stock.

              COMPARISON OF CASH FLOW OF 1st QUARTER 2004 WITH 2003

Our cash and cash equivalents as of March 31, 2004 were $146,014 compared to $242,209 as of March 31, 2003. This was offset by negative cash flow from investing activities and operating activities.

The decrease in cash was the result of acquisition of furniture and equipment for our expansion in Manila along with a decrease in our accounts payable.

ITEM 3. QUANTITIES AND QUANTITIVE -- DISCLOSURE ABOUT MARKET RISKS

Foreign Currency Risk

We are exposed to market risk associated primarily with changes in foreign currency exchange rates. We have operations in the Philippines; however, both revenue and expenses of those operations are typically denominated in the currency of the country of operations, providing a natural hedge.

Our financial statements are presented in U.S. dollars and can be impacted by foreign exchange fluctuations through both (i) translation risk, which is the risk that the financial statements for a particular period or as of a certain date depend on the prevailing exchange rates of the various currencies against the U.S. dollar, and (ii)transaction risk, which is the risk that the functional currency of cost and liabilities fluctuates in relation to the currency of our revenue and assets, which fluctuation may adversely affect operating margins.

With respect to translation risk, even though the fluctuations of currencies against the U.S. dollar can be substantial and therefore significantly impact comparisons with prior periods, the translation impact is recorded as a component of stockholders equity and does not affect the underlying results of operations.

ITEM 4. CONTROLS AND PROCEDURES

This section of the report contains information concerning the evaluation of disclosure controls and controls over financial reporting as required by Section 302 of the Sarbanes-Oxley Act of 2002. The information contained herein should be read in conjunction with the Certification filed with this report.

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

Controls, no matter how designed, have limitations. While our chief executive officer is not aware of any material weaknesses in the issuer's control over financial reporting, it is the Company's intent that the controls be conceived to provide adequate, but not absolute, assurance that the objectives of the controls are met on a consistent basis. Management plans to continue its review of internal controls and disclosure procedures on an ongoing basis.

Our chief executive officer, after supervising and participating in an evaluation of the effectiveness of our controls and procedures subsequent to the first quarter ended March 31, 2004, has concluded that as of the evaluation date, the Company's internal and disclosure controls and procedures were effective.

There were no significant changes in our internal and disclosure controls or in other factors that could significantly affect such internal and disclosure controls subsequent to the dates of their evaluation.


                                     PART II

Item 1: LEGAL PROCEEDINGS

ETelecare International commenced an arbitration proceeding pursuant to an agreement amended from time to time to provide call center services to us.E telecare has claimed that we have failed to pay for the service rendered. We have denied liability and will counterclaim for the return of $3,293,038.36 paid to eTelecare alleging eTelecare engaged in systemic fraudulent activity that caused us damage.

LAWSTAR, INC. commenced an arbitration proceeding to recover 1,000,000 in connection with an agreement to provide a legal service access plan, marketed in a private label environment to B2B Advantage, Inc.'s small business customer. Lawstar has claimed that B2B has breached the contract and failed to pay for the services rendered. B2B denies liability because the contract was terminated and claimant was fully paid pursuant to the terms of the contract.

ITEM 2. CHANGES IN SECURITIES

In March 2004, we issued 75,000 shares of our common stock in connection with an agreement to retain an investment advisor. The investor signed an agreement containing an investment representation. The issuance of these shares was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits

             Exhibit 31.  Certification
             Exhibit 32.  Section 1350 Certification

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                              Epixtar Corp.
                                                       -------------------------
                                                              (Registrant)

Date May 24th, 2004                                           David Srour
     ------------------------                          -------------------------
                                                              (Signature)*

Date May 24th, 2004                                         Irving Greenman
                                                       -------------------------
                                                             (Signature)*

     *Print the name and title of each signing officer under his signature