Form 10QSB
period 2004-06-30
EPIXTAR CORP
filed 2004-08-18
CIK 1099730

                                8/9/2004 3:57 PM
                                  United States
                       Securities and Exchange Commission
                              Washington, DC 20549

                                    Form 10-Q

X Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the period ending June 30, 2004

--- Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from ______ to _______

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


                  Yes __x__                       No ____

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2of the Exchange Act).

                  Yes __ __                       No __x__

                                Table of Contents


Part I: Financial Information

    Item 1. Financial Statements

         Consolidated Balance Sheets as of June 30, 2004 (unaudited) and December 31, 2003           F-1

         Unaudited Consolidated Statements of Operations for the three months
         and six months ended June 30, 2004 and June 30, 2003                                        F-2

         Unaudited Consolidated Statements of Cash Flow for the six months ended June 30, 2004
         and June 30, 2003                                                                           F-3

         Notes to Consolidated Financial Statements                                                  F-4


     Item 2. Managements Discussion and Analysis of Financial Condition and Results of
             Operations
     Item 3. Quantitative and Qualitative Disclosures about Market Risks
     Item 4. Controls and Procedures


Part II. Other Information

Item 1. Legal Proceedings
Item 2. Changes in Securities
Item 6. Exhibits and Reports on Form 8-K



Part I: Financial Information

                         EPIXTAR CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                             June 30,            December 31,
                                                                                               2004                 2003
                                                                                           (Unaudited)
                                                                                           ------------         ------------
                                     ASSETS
Current Assets:
     Cash and cash equivalents (includes amount held in escrow                             $  2,512,456         $  1,342,186
      of $2,073,620 and $855,502)

     Restricted cash                                                                            416,721              416,721
     Accounts receivable - net                                                                5,017,582            5,609,675
     Deferred loan costs, current portion                                                       548,631                    -
     Prepaid expenses and other current assets                                                  292,634              227,203
     Deferred billing costs                                                                     138,470              271,256
                                                                                           ------------         ------------
      Total current assets                                                                    8,926,494            7,867,041
                                                                                           ------------         ------------

Property and Equipment, Net                                                                   3,647,818            1,263,844
                                                                                           ------------         ------------

Other Assets:
     Goodwill                                                                                 3,360,272            3,360,272
     Deferred loan costs, net of current portion                                                804,946                    -
     Deposits and other                                                                         618,905              491,637
                                                                                           ------------         ------------
       Total other assets                                                                     4,784,123            3,851,909
                                                                                           ------------         ------------

Total assets                                                                               $ 17,358,435         $ 12,982,794
                                                                                           ============         ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Debt, current portion                                                                 $  1,708,171         $    121,513
     Accounts payable                                                                         1,864,972            3,009,932
     Accrued interest                                                                           294,445              175,185
     Accrued expenses and taxes                                                                 635,633              146,566
     Deferred revenue                                                                         1,048,192            1,459,657
     Note payable - stockholder                                                               2,421,675                    -
                                                                                           ------------         ------------
         Total current liabilities                                                            7,973,088            4,912,853
                                                                                           ------------         ------------

Long-Term Liabilities:
     Note payable - stockholder                                                                       -            2,369,350
     Debt, net of current portion                                                               268,360               23,603
     Common stock to be issued                                                                  668,833              279,000
                                                                                           ------------         ------------
         Total long - term liabilities                                                          937,193            2,671,953
                                                                                           ------------         ------------

Stockholders' Equity:

    Convertible preferred stock, $.001 par value per share, 10,000,000 shares authorized; 22,010 and 23,510 shares issued and outstanding
      (liquidation preference of $4,402,000 and $4,702,000)                                          22                   24
    Common stock, $.001 par value per share, 50,000,000 shares authorized;
      10,947,127 and 10,643,734 shares issued and outstanding                                    10,947               10,644
    Additional paid in capital                                                               26,038,799           18,442,395
    Accumulated deficit                                                                     (17,578,424)         (13,055,075)
    Accumulated comprehensive income                                                            (23,190)                   -
                                                                                           ------------         ------------
       Total stockholders' equity                                                          $  8,448,154         $  5,397,988
                                                                                           ------------         ------------

Total liabilities and stockholders' equity                                                 $ 17,358,435         $ 12,982,794
                                                                                           ============         ============


           See accompanying notes to consolidated financial statements
                         Part I - Financial Information

                         EPIXTAR CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED


                                                             For the Three Months Ended            For the Six Months Ended
                                                                      June 30,                            June 30,
                                                                2004              2003              2004                2003
                                                                               (Restated)                            (Restated)
                                                           ------------       ------------       ------------       ------------
Revenues                                                   $  4,287,336       $  9,268,098       $  9,163,484       $ 21,634,873
                                                           ------------       ------------       ------------       ------------

Cost of Sales

    Billing costs                                               705,385          1,978,970          1,641,744          3,732,048

    Other cost of sales                                         527,691          2,167,845            895,686          6,398,394
                                                           ------------       ------------       ------------       ------------
Total Cost of Sales                                           1,233,076          4,146,815          2,537,430         10,130,442
                                                           ------------       ------------       ------------       ------------
Gross Profit                                                  3,054,260          5,121,283          6,626,054         11,504,431
                                                           ------------       ------------       ------------       ------------

Expenses:

    Selling, general and administrative                       3,981,742          1,985,027          7,330,375          3,916,549
    Consulting fees and reimbursements-related
      party                                                     675,000          1,065,019          1,350,000          1,855,854

    Provision for doubtful accounts                             206,765            403,213            293,678          1,405,560

    Depreciation                                                270,671             41,378            371,664             77,378
                                                           ------------       ------------       ------------       ------------
Total Expenses                                                5,134,178          3,494,637          9,345,717          7,255,341
                                                           ------------       ------------       ------------       ------------

Income (Loss) from Operations                                (2,079,918)         1,626,646         (2,719,663)         4,249,090
                                                           ------------       ------------       ------------       ------------

Other Income (Expense):
     Interest expense                                        (1,870,141)           (76,757)        (2,086,028)          (242,650)

     Gain on extinguishment of debt                             281,250                  -            281,250                  -

     Other income                                                 5,014                  -              1,092                  -
                                                           ------------       ------------       ------------       ------------
Total Other Income (Expense)                                 (1,583,877)           (76,757)        (1,803,686)          (242,650)
                                                           ------------       ------------       ------------       ------------

Income (Loss) Before Income Taxes                            (3,663,795)         1,549,889         (4,523,349)         4,006,440

Income Tax Benefit (Provision)                                        -             64,112                  -           (416,345)
                                                           ------------       ------------       ------------       ------------
Net Income (Loss)                                          $ (3,663,795)      $  1,614,001       $ (4,523,349)      $  3,590,095

Cumulative dividends on preferred stock                         (44,020)            (7,837)           (88,040)            (7,837)
Beneficial conversion feature of preferred
  stock                                                               -         (1,884,375)                 -         (1,884,375)
                                                           ------------       ------------       ------------       ------------
Income (Loss) Available to Common Stockholders             $ (3,707,815)      $   (278,211)      $ (4,611,389)      $  1,697,883
                                                           ============       ============       ============       ============

Net Income (Loss) per Common Share:

Basic                                                      $      (0.34)      $      (0.03)      $      (0.42)      $       0.16
                                                           ============       ============       ============       ============
Diluted                                                    $      (0.34)      $      (0.03)      $      (0.42)      $       0.12
                                                           ============       ============       ============       ============



           See accompanying notes to consolidated financial statements
                          Part I- Financial Information

                         EPIXTAR CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                    UNAUDITED


                                                                                   2004                 2003
                                                                                                      (Restated)
                                                                                -----------          -----------
Cash Flows from Operating Activities:
                                                                                $(4,523,349)         $ 3,590,095
    Net Income (Loss)
Adjustments to Reconcile Net (Loss) Income to Net Cash
    Used in Operating Activities:
    Depreciation                                                                    371,664               77,378
    Provision for doubtful accounts                                                 293,678            1,405,560
    Stock issued for consulting agreement                                           159,375               85,000
    Amortization of beneficial conversion feature                                 1,412,283                    -
    Amortization of discount on convertible debenture                               442,914                    -
    Amortization of loan costs                                                      234,815                    -
    Amortization of discount on Note Payable - Stockholder                           52,325                    -
    Gain on extinguishment of debt                                                 (281,250)                   -

Changes in Assets and Liabilities:
    Decrease (Increase) in accounts receivable                                      298,415           (4,625,352)
    (Increase) Decrease in prepaid expenses and other                               (53,931)              44,399
    Decrease (Increase) in deferred billing costs                                   132,786              (91,171)
    Increase in deposits                                                            (70,604)             (40,069)
    Decrease in accounts payable and accrued expenses                              (512,574)            (106,743)
    Increase in income taxes payable                                                      -              416,345
    Decrease in deferred revenues                                                  (411,465)          (1,285,218)
                                                                                -----------          -----------
         Net cash used in operating activities                                   (2,454,918)            (529,776)
                                                                                -----------          -----------
Cash Flows from Investing Activities:
    Cash paid for acquisition of property and equipment                          (1,647,129)            (170,688)
    Cash paid for acquisition of net assets of Philippines call center             (270,695)                   -
                                                                                -----------          -----------
         Net cash used in investing activities                                   (1,917,824)            (170,688)
                                                                                -----------          -----------

Cash Flows from Financing Activities:
    Proceeds from the issuance of preferred stock, net of offering costs                  -            1,911,400
    Proceeds from the issuance of debt, net of loan costs                         6,671,500                    -
    Repayment of notes payable and capital lease obligations                     (1,105,298)             (43,072)
                                                                                -----------          -----------
         Net cash provided by financing activities                                5,566,202            1,868,328
                                                                                -----------          -----------

Effect of exchange rate changes on cash and cash equivalents                        (23,190)                   -

Net Increase in Cash and Cash Equivalents                                         1,170,270            1,167,864

Cash and cash equivalents, beginning of period                                    1,342,186              722,674
                                                                                -----------          -----------
Cash and cash equivalents, end of period                                          2,512,456            1,890,538
                                                                                ===========          ===========

Supplemental Disclosure of Cash Flow Information:

Income Tax Paid                                                                           -                    -
Interest Paid                                                                   $   111,570          $   257,896
                                                                                ===========          ===========


           See accompanying notes to consolidated financial statements
                         Part I - Financial Information

                         EPIXTAR CORP. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


NOTE 1.   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements as of June 30, 2004 and for the periods then ended have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information on Form 10-Q and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position as of June 30, 2004 and results of operations for the three months and six months ended June 30, 2004 and 2003 and cash flows for the six months ended June 30, 2004 and 2003. All such adjustments are of a normal recurring nature.

The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year. The statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003.

On March 31, 2004, the Financial Accounting Standards Board (FASB) issued its Exposure Draft, "Share-Based Payment," which is a proposed amendment to FASB Statement No. 123, "Accounting for Stock-Based Compensation." The Exposure Draft would require all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. FASB expects that a final standard would be effective for public companies for fiscal years beginning after December 15, 2004. The Company does not intend to adopt a fair-value based method of accounting for stock-based employee compensation until a final standard is issued by the FASB that requires this accounting. Pro forma disclosures of quarterly earnings are included in
Note 9 of this quarterly statement.

NOTE 2.   PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Epixtar Corp. and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

NOTE 3.     RESTATEMENT OF 2003 CONSOLIDATED FINANCIAL STATEMENTS

The 2003 consolidated financial statements of the Company have been restated as a result of management re-evaluating the accounting treatment of a previously recorded transaction as follows:

On October 31, 2001, the Company entered into a loan agreement to borrow up to $5,000,000 from a then unrelated entity. The note provided for interest at 7%, was collateralized by accounts receivable and was due on demand. In August and September 2002, the creditor became a stockholder of the Company when the entity acquired a total of 770,000 common shares. In November 2002, the Company entered into an agreement, which was executed on December 6, 2002 and amended on March 3, 2003, whereby the creditor released the collateral and agreed not to demand payment before January 2005 in exchange for certain consideration. That consideration consisted of warrants to purchase 4,000,000 shares of Company common stock at an exercise price of $.50 per share for a term of three years beginning in May 2003. Pursuant to EITF 96-19, management has determined that the transaction should have been treated as an extinguishment of the original instrument and an execution of a new note at December 6, 2002. The fair value of the warrants, determined on the grant date (March 3, 2003), should have been treated as a component of the calculation of the loss associated with that extinguishment and should have been recognized in the statement of operations in December 2002. In addition, the new note should have been recorded at fair value on the date that it was entered into (December 6, 2002). The new note was recorded at fair value, which resulted in our recording a discount. The 2003 financial statements have been restated to reflect the amortization of the discount over the life of the new loan, which is 2 years.

NOTE 3. RESTATEMENT OF PRIOR CONSOLIDATED FINANCIAL STATEMENTS
(Continued)


In 2002, the Company originally recorded the fair value of the warrants at the date the agreement was negotiated (November 2002) as deferred financing costs and began amortizing those costs over the new life of the loan (two years). The 2002 consolidated financial statements were restated to reflect the loss on debt extinguishment in 2002, measured by the fair value of the warrants on the date of grant, reduced by the discount on the note required to reflect that note at fair value at the date it was executed.

For the three months and six months ended June 30, 2003, amortization expense was reduced by $125,000 and $250,000, respectively, due to the reversal of amortization of the originally recorded loan restructuring costs. Amortization expense was increased for amortization of the discount on the new loan.


NOTE 4.  LIQUIDITY

We had working capital of $953,406 as of June 30, 2004 compared to a working capital deficit of $929,766 on March 31, 2004 and working capital of approximately $2,954,188 on December 31, 2003. We had negative cash flow from operations for the six month periods ended June 30, 2004 and 2003. The working capital change was due in part to the proceeds of $7,500,000 from the issuance of long term debt during the second quarter of 2004. We used cash of approximately $4,300,000 during the six months ended June 30, 2004 in connection with operations and the acquisitions of property and equipment including the requirements of commencing our contact center business. The net proceeds from loans in 2004 of $6,671,500 and the issuance of preferred stock in 2003 of $1,911,400 created a positive cash flow for each of the six month periods ended June 30, 2004 and 2003, respectively.


NOTE 5.  DEBT

In April and May of 2004, the Company issued unsecured convertible promissory notes in the amount of $2,500,000 to unrelated parties. The notes accrue interest at 8% annually and mature in April and May 2005. The outstanding principal and interest on the notes are convertible at any time into shares of the Company's common stock. On the dates of the issuance of the convertible notes, the Company's common stock had closing prices per share on the Over-the Counter Bulletin Board ranging from $4.25 to $4.75. Based on the terms of the conversion associated with the notes, there was an intrinsic value associated with the beneficial conversion feature estimated at $1,817,787, which was recorded as deferred interest and presented as a discount on the convertible debenture, net of amortization to be taken over the one-year term of the notes. Also, as part of the convertible notes, the Company issued detachable warrants to purchase 136,749 shares of the Company's common stock for $5.05 per share exercisable at any time over a five year period from the date of issuance. Using the Black-Scholes model the Company estimated the fair value of the warrants and allocated $401,852 of the proceeds from the notes to the warrants which was recorded as deferred interest and presented as a discount on the convertible notes, net of amortization to be taken over the one-year term of the notes. In May 2004, certain holders of the convertible debt exercised their rights to convert principal and accrued interest valued at $578,833 into 195,552 shares of common stock. As of June 30, 2004, the shares have not been issued and as a result, are included in common stock to be issued in the accompanying balance sheet. $925,000 plus accrued interest was repaid with cash.

In May 2004, the Company issued a secured convertible term note in the amount of $5,000,000 to an unrelated party. As of June 30, 2004, approximately $1,930,000 of the principal amount of the note is held in escrow pursuant to the terms of the note and will be released upon the effectiveness of a registration statement filed with the Securities Exchange Commission covering the securities underlying the note. Interest accrues on the unrestricted principal balance of the note at an annual interest rate equal to the prime rate plus 2.5%, and shall not exceed 8%. Interest accrues on the restricted balance of the note at 1% annually. The note matures in May 2007 with equal monthly principal payments of $90,900 beginning in October 2004 until the maturity date. The outstanding principal and interest on the note is convertible at any time into shares of the Company's common stock. On the date of the issuance of the convertible note, the Company's common stock had a closing price per share on the Over-the Counter Bulletin Board of

$4.10. Based on the terms of the conversion associated with the notes, there was an intrinsic value associated with the beneficial conversion feature estimated at $3,089,585, which was recorded as deferred interest and presented as a discount on the convertible debenture, net of amortization to be taken over the three-year term of the note. Also, as part of the convertible note, the company issued detachable warrants to purchase 492,827 shares of the Company's common stock at exercise prices ranging from $4.05 to $4.65 per share exercisable at any time over a seven-year period from the date of issuance. Using the Black-Scholes model the Company estimated the fair value of the warrants and allocated $1,163,910 of the proceeds from the note to the warrants which was recorded as deferred interest and presented as a discount on the convertible note, net of amortization to be taken over the three-year term of the note.

The exercise prices of the warrants and conversion prices of the convertible debt are subject to adjustment in accordance with anti-dilution provisions and performance criteria contained in the debt agreements.


NOTE 6.   NON-CASH INVESTING AND FINANCING ACTIVITIES

In May 2003, the Company issued 13,617 shares of common stock as compensation for consulting services valued at $85,000. The shares were valued based upon the value of services provided as provided for in the agreement. The total amount was charged to expense during the second quarter of 2003.

In June 2003, the Company issued warrants to purchase 329,140 shares of common stock at an exercise price of $7.87 per share, exercisable over five years, relating to the issuance of preferred stock. The exercise price of the warrants has been reduced to $5.15 per share due to the non-occurrence of certain events in accordance with a registration rights agreement entered into with the purchasers of the preferred stock, and may be further reduced in accordance with anti-dilution provisions contained in the purchase agreements. Based upon the Black-Scholes option price calculation, the value of each warrant was $6.63 and the transaction was valued at $2,183,157, which was accounted for as offering costs, resulting in offsetting charges to additional paid-in capital.

In April 2004, the Company issued 75,000 shares of common stock as compensation for consulting services valued at $159,375. The services were valued based on the closing price of the shares as listed on the Over-the-Counter Bulletin Board on the date of the agreement. The total amount was charged to expense during 2004.

In April 2004, the Company issued 50,000 shares of common stock as compensation for consulting services valued at $175,000 pursuant to an agreement entered into during 2003. The shares were valued based upon the value of services provided as provided for in the agreement. The total amount was charged to expense during 2003.

In April, 2004, accounts payable of $191,230 was settled with the issuance of a non-interest bearing note payable over 30 months.

In May 2004, the Company issued 65,030 shares of common stock as consideration valued at $296,554 related to the acquisition of the net assets of a call center located in the Philippines. The shares were valued based upon the terms of the purchase agreement and recorded in accordance with the allocation of the purchase price to the assets and certain liabilities as specified in the purchase agreement.

In May 2004, holders of the Company's preferred stock converted 1,500 shares of preferred stock into 80,030 shares of the Company's common stock. The holders of the preferred stock originally purchased the shares for $150,000. Pursuant to the preferred stock purchase agreement, cumulative dividends were added to the original purchase price and the adjusted value was converted into common stock using a conversion price of $2.00 per share.

During the second quarter of 2004, the Company issued convertible debt, convertible into shares of the Company's common stock at a conversion rate as defined. Purchasers of the convertible debt also received warrants to purchase 630,576 shares of the Company's common stock at exercise prices ranging from $4.05 to $5.05 per share, exercisable over periods ranging from five to seven years. The accounting treatment of the beneficial conversion feature and detachable warrants resulted in $4,867,933 of discounts against the debt, net of amortization of $1,605,201, which was charged to interest expense in the second quarter of

2004. Additionally, amortization of discounts related to convertible debt issued in December 2003 amounted to $249,996, and was charged to interest expense during the six months ended June 30, 2004.

In connection with the convertible debt, private placement agents received warrants to purchase 254,317 shares of the Company's common stock at exercise prices ranging from $4.45 to $5.55 per share, exercisable over five years. Based upon the Black-Scholes option price calculation, the value of the warrants was $764,892, which was accounted for as loan costs, and is being amortized over the three-year term of the convertible note to which they were related, resulting in amortization expense of $28,295 for the six months ended June 30, 2004.

In May 2004, certain holders of the convertible debt exercised their rights to convert principal and accrued interest valued at $578,833 into 195,552 shares of common stock. As of June 30, 2004, the shares have not been issued and as a result, are included in common stock to be issued in the accompanying balance sheet.

During the six months ended June 30, 2004, the Company purchased equipment valued at $339,476 through capital leases and arrangements with vendors that allow for payment over 18 months.


NOTE 7.  COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

STATE PROCEEDINGS AND INQUIRIES

The Company previously used telemarketing services to obtain ISP customers for its ISP business. During the normal course of business, the Company has received inquiries or complaints from regulatory agencies. Despite its attempts to minimize complaints, certain states have issued fines or temporary restraining orders. While the ultimate outcome of these matters cannot be ascertained, the Company believes that there will not be a material adverse effect on the Company's financial position, results of operations or cash flows.

In January 2004, a Class Action Complaint for Declaratory and Injunctive Relief was filed, alleging that the Company engaged in the improper practice of cramming, or assessing charges against a customer without the customer's consent. In February 2004, the Company's legal counsel filed a Notice of Removal to Federal Court. The Company's legal counsel anticipates that the matter will proceed to Federal Court, where it is believed that the class action will not be certified. The relief sought shall not exceed $75,000. As of July 2004, there had not been a ruling regarding the Removal of the case to Federal Court.

FEDERAL TRADE COMMISSION RELATING TO ISP BUSINESS

During 2003, the Company was the subject of a proceeding by the Federal Trade Commission ("FTC"). The FTC complaint brought in the United States District Court for the Southern District of Florida alleged that the Company was misleading potential customers of their internet service businesses through the use of third party telemarketers. Specifically, the FTC alleged that the Company was signing up customers for free thirty day trial periods without appropriate consent and failing to inform these customers that unless the service is cancelled before the end of the thirty day trial period, the customers would be billed through their local phone companies. As part of the proceeding, the Company was subject to a temporary restraining order, asset freeze, order permitting expedited discovery, order appointing temporary receiver, and order to show cause as part of the proceeding. In November 2003, without any finding of wrongdoing, the Company entered into a preliminary injunction with the FTC. As a result, the Company was allowed to resume its business and the asset freeze was partially lifted. As part of the agreement, the Company was required to establish an escrow account for the payment of future customer refunds and amounts subject to further resolution of the dispute with the FTC into which $1,701,684 was deposited. As of December 31, 2003, $416,721 of funds held remained subject to the asset freeze (restricted). During 2003, $75,000 was charged to the Company as fees.

As of December 31, 2003, the total amount held in escrow was $ 855,502 and the total amount of cash still restricted totaled $416,721. In January 2004, the Company received approximately $755,000 of the funds remaining in escrow, which were returned to the Company as reimbursement for monies refunded to customers under the stipulation agreement. Approximately $105,000 of the escrowed amount was charged to the Company as fees. There were no amounts remaining in escrow as of June 30, 2004. In July 2004, a final resolution of the matter resulted in the release of the restricted funds, with the exception of $175,000, which continues to be restricted and is designated for consumer refunds for a two-year period.

LEASES

During 2004, the Philippines subsidiary entered into a lease agreement for residential property to be utilized by its traveling employees. The lease requires monthly payments of $4,500 and is for a one-year period beginning in June 2004. In July 2004, the Company entered into a lease agreement for a facility to be utilized as a call center in the Philippines. The agreement is for a five-year period beginning in January 2005 and requires monthly payments of $11,088.

NOTE 8.  SEGMENT REPORTING

The following is selected unaudited financial information by segment:

Segment Reporting


                                                      Three Months Ended June 30, 2004

                                          ISP and Others       Contact Centers             Total
                                           -----------           -----------            -----------
Revenue                                      4,023,232               264,104              4,287,336
Cost of Sales                                  869,210               363,866              1,233,076
Operating Expenses                           1,451,166             3,683,012              5,134,178
Net Income (Loss)                              140,422            (3,804,217)            (3,663,795)
Fixed Assets                                   741,663             2,906,155              3,647,818
Total Assets                                12,897,036             4,461,399             17,358,435

                                                        Six Months Ended June 30, 2004

                                          ISP and Others       Contact Centers            Total
                                           -----------           -----------            -----------
Revenue                                      8,711,158               452,326              9,163,484
Cost of Sales                                2,047,849               489,581              2,537,430
Operating Expenses                           4,406,566             4,939,151              9,345,717
Net Income (Loss)                              455,819            (4,978,168)            (4,523,349)
Fixed Assets                                   741,663             2,906,155              3,647,818
Total Assets                                12,897,036             4,461,399             17,358,435


NOTE 9.  EARNINGS (LOSS) PER COMMON SHARE

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

The following table sets for the reconciliation of the numerator and denominator of the basic and diluted EPS computations (unaudited):


                                                 For the Three Months Ended         For the Six Months Ended
                                                          June 30,                          June 30,
                                                  2004               2003             2004              2003
                                                                  (Restated)                          (Restated)
                                               ------------      ------------      ------------      ------------
Numerator:
   Net income (loss)                           $ (3,663,795)     $  1,614,001      $ (4,523,349)     $  3,590,095

   Preferred stock dividends                        (44,020)        (1,892,212)          (88,040)       (1,892,212)
                                               ------------      ------------      ------------      ------------

   Numerator for basic income (loss) per
      share -
      income (loss) available to common
        stockholders                             (3,707,815)         (278,211)       (4,611,389)        1,697,883

  Effect of dilutive securities
      Interest on convertible debt                        -                 -                 -                 -
                                               ------------      ------------      ------------      ------------

   Numerator for diluted income (loss)
per share - income available to common
stockholders after assumed conversions         $ (3,707,815)     $   (278,211)     $ (4,611,389)     $  1,697,883
                                               ============      ============      ============      ============

Denominator:
   Denominator for basic income (loss) per
      Share - weighted average shares            10,898,774        10,512,078        10,787,920        10,507,539

   Effect of dilutive securities:
      Stock options                                       -                 -               -             881,637
      Warrants                                            -                 -               -           2,387,532
                                               ------------      ------------      ------------      ------------

   Dilutive potential common shares:

      Denominator for diluted income
(loss) per share - adjusted
weighted-average shares and assumed
conversions                                      10,898,774        10,512,078        10,787,920        13,776,708
                                               ============      ============      ============      ============

Basic income (loss) per share                  $      (0.34)     $      (0.03)     $      (0.42)     $       0.16
                                               ============      ============      ============      ============
Diluted income (loss) per share                $      (0.34)     $      (0.03)     $      (0.42)     $       0.12
                                               ============      ============      ============      ============


Pro forma information regarding net income and earnings per share is required by SFAS No. 123, "Accounting for Stock-Based Compensation," and has been determined as if the Company had accounted for its stock options under the fair value method of that Statement. The fair value for these options was estimated at the grant date using a Black-Scholes option pricing model with the following weighted average assumptions for 2003: risk-free interest rate of 3.04%, dividend yield of 0%, volatility factors of the expected market price of the Company's common stock of 214%; and a weighted average expected life of the options of 5 years.

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


                                        Three Months Ended                 Six Months Ended
                                 June 30, 2004    June 30, 2003    June 30, 2004     June 30, 2003
                                 -------------    -------------    -------------     -------------
                                   (Unaudited)     (Unaudited)      (Unaudited)        (Unaudited)
Net income (loss)
   available to
   Common Stockholders            $(3,707,815)     $ (278,211)     $(4,611,389)     $   1,697,883
Deduct: total stock-
   based compensation
   expense determined
   under fair value based
   method for all awards,
   net of related tax effects      (1,608,267)     (1,206,200)      (1,608,267)        (1,206,200)
                                  -----------      ----------      -----------      -------------

Pro forma net income (loss)       $(5,316,082)    $(1,484,411)     $(6,219,656)     $     491,683
                                  ===========     ===========      ===========      =============

Loss per share:
  Basic:
    As reported                   $      (.34)     $    (0.03)     $     (0.42)     $        0.16
                                  ===========      ==========      ===========      =============
    Pro forma                     $      (.48)     $    (0.14)     $     (0.57)     $        0.04
                                  ===========      ==========      ===========      =============
  Diluted:
    As reported                   $      (.34)     $    (0.03)     $     (0.42)     $        0.12
                                  ===========      ==========      ===========      =============
    Pro forma                     $      (.48)     $    (0.14)     $     (0.57)     $        0.03
                                  ===========      ==========      ===========      =============



NOTE 10. - PHILIPPINE OPERATIONS

In the fourth quarter of 2003, the Company began operating a call center located in the Philippines for its benefit. In accordance with the terms of an Asset Purchase Agreement (the "Agreement") dated March 2, 2004, a subsidiary of the Company, Epixtar Philippines IT-Enabled Services Corporation (EPISC), agreed to acquire certain assets and assume certain liabilities of I-Call Global Services Corporation (I-Call).This acquisition took place in May 2004. The purchase price of approximately $821,000 was payable $55,000 upon execution of the Agreement; $150,000 at closing subject to certain conditions as defined in the Agreement, plus approximately 65,000 common shares of Epixtar Corp.; and a total of $196,000 at various times up to sixty days after closing date. The acquisition of I-Call is not considered by the Company to be a significant acquisition and is not considered a business combination in accordance with generally accepted accounting principles.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


                                  INTRODUCTION

HISTORICAL

While we are primarily a contact center company, substantially all our revenue has been derived from our ISP operations. In March 2001, we acquired National Online Services, Inc. ("NOL"), which developed and marketed internet provider services ("ISP") for small businesses. The operations of NOL commenced during 2001. We continued and expanded the operations of NOL as well as other ISP subsidiaries operating similar businesses primarily with funds generated from operations, making considerable expenditures for staffing and infrastructure. In the fourth quarter of 2003, we determined to concentrate our efforts on implementing the change in direction of our business. We have now focused our energies on our contact center business providing services for third parties using facilities we operate or will develop or acquire. Today, our contact center business represents a small percentage of our revenue, but this business represents a significant focus of management and capital. The effect of this transition on our revenues, income and capital requirements is discussed below.

                                ACCOUNTING ISSUES

RESTATEMENT

We have restated our previously issued financial statements for 2002 as follows:

     o In 2002 we entered into an agreement to restructure certain debt to a stockholder. We have determined that the transaction should have been treated as the issuance of a new note with a loss on debt extinguishment which includes the value of warrants as of the date of grant. For the three months and six months ended June 30, 2003, amortization expense was reduced by $125,000 and $250,000, respectively, due to the reversal of amortization of the originally recorded loan restructuring costs. The new note was recorded at fair value, which resulted in our recording a discount. The 2003 financial statements have been restated to reflect the amortization of the discount of the new loan over 2 years.

     o We have recorded the new note resulting from the debt restructuring at fair value net of a discount.

     The foregoing restatement is described in further detail in Note 3 to the financial statements.


Accounting Policies and Procedures

On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, allowance for uncollectible amounts, impairments of intangible assets, recognition of deferred income tax items, stock-based compensation, bad debts, and intangible assets. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Revenue recognition

Our ISP revenues are derived primarily from fees for providing small businesses with Internet access, websites, and e-mail addresses through reselling dial-up technology. Customers are billed monthly, following a thirty-day free trial, and the revenue is recorded over the period in which the services are provided. Deferred revenue represents the unearned, billed revenue at the end of an accounting period. We contract with external entities for billing and collection services. Those entities require that certain holdbacks and reserves be maintained to allow for the possibility that amounts will not be collected, refunds will be made, or adjustments to customer accounts will be allowed. These holdbacks and reserves are included in accounts receivable. We provide an allowance for lack of collectability of these amounts approximately equal to fifty percent of the amounts held or reserved. This allowance is estimated based on historical experience.

Impairment of intangible assets

In connection with the acquisition of a minority interest in National Online we recorded goodwill. SFAS No. 142 "Goodwill and Other Intangible Assets" requires that goodwill no longer be amortized, but rather be evaluated for possible impairment at least annually. Our policy calls for the assessment of any potential impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable or at least annually. If an evaluation of undiscounted cash flows indicates impairment, the asset is written down to its estimated fair value which is based on discounted cash flows. We did not recognize any impairment charges for goodwill during the six-month periods ended June 30, 2004 and 2003.

Deferred income taxes

Through December 31, 2003 we incurred significant net operating losses for income tax purposes. As of December 31, 2003 we had net operating loss carry forwards available of approximately $19 million. As a result of ownership changes which occurred in June 2002, our operating tax loss carry forwards are subject to certain limitations.

In addition, tax laws require items to be included in our tax return at different times than those items are reflected in our financial statements. Some of these differences are permanent and some differences reverse over time. These timing differences, as well as the net operating loss carry forwards, create deferred tax assets and liabilities. Deferred tax assets generally represent items that can be used as a tax deduction in our tax return in future years. We establish valuation allowances for our deferred tax assets when we believe expected future taxable income to offset those deductions is not likely. Based on our historical earnings history, we have established a 100% valuation allowance for our net deferred tax assets.

Stock based compensation

Historically we have used stock options and warrants as a method of compensating employees, contractors and creditors for services provided. We account for options and warrants granted to nonemployees at fair value. We account for options granted to employees using the intrinsic value method. The intrinsic method measures the value of the option as the difference between the exercise price of the option and our stock price on the date of grant. Usually we do not recognize any compensation expense in connection with employee options as the exercise price is generally equal to the stock price on the date of grant. Under the fair value method we measure the option or warrant at the date of grant using the Black-Scholes valuation model. The model estimates the expected value of the option or warrant based on a number of assumptions, such as interest rates, our stock price, the expected life of the option or warrant and dividend yield.

POSSIBLE IMPACT OF CERTAIN EVENTS UPON RESULTS OF OPERATIONS AND LIQUIDITY

Recent Federal Trade Commission Proceeding

On October 30, 2003, the Federal Trade Commission instituted an injunction action in federal district court against us and certain of our subsidiaries. The action sought to enjoin alleged failures by certain of our ISP subsidiaries to comply with regulations relating to the conversion of a trial customer to a paying customer. In connection with the action the Commission obtained an ex-parte temporary restraining order, a freeze on our assets, and the appointment of a temporary receiver. This ex-parte order prevented us from marketing and billing our ISP services and deprived us of substantial assets. We therefore experienced significant business disruption, incurred substantial expenses, and experienced a reduction of our working capital. While we believed we complied with the law and the proceeding was unwarranted, on November 21, 2003 we entered into a stipulated preliminary injunction, without any admission or finding of wrongdoing. As a result, we were able to resume business subject to procedures set forth in the stipulation (substantially all of which we had already followed) and the oversight of a monitor. The receiver was terminated and replaced by a monitor and the asset freeze was substantially lifted except that a portion of our assets are held in escrow against future customer refunds. In July of 2004, a resolution of the matter was reached subject to FTC final approval which we believe will be obtained. All cash restrictions were lifted and escrowed amounts released with the exception of $75,000 that is to be held in escrow for the purpose of covering customer refunds over a two-year period. The proceeding caused a reduction of our revenue and income in the fourth quarter of 2003 and first six months of 2004 and resulted in substantial legal expenses. The asset freeze and escrow resulted in working capital problems, delayed the timetable for implementing our new business direction and compelled us to initiate cost cutting measures in early 2004. We believe the proceeding will not have additional direct negative economic effect on our operations.

CONTACT CENTER BUSINESS

In 2003 we determined to change the direction of our business to that of a contact center company providing services for third parties using facilities we operate or will develop or acquire. In the fourth quarter 2003, management determined that our efforts and capital should be focused on implementing this change. We have hired additional executives and personnel for the development and management of contact centers and to obtain sales for new services. We also are incurring significant costs for due diligence, acquisition and physical improvements to contact centers, as well as professional fees and travel in conjunction with the establishment and acquisition of these contact centers. In September 2003 we began to operate a call center, located in the Metro Manila suburb of Alabang in the Philippines which we acquired in 2004. We also began operations at our Eastwood facility in the Spring of 2004. We have entered into letters of intent with two additional facilities in the Philippines and will explore entering into new real estate and equipment leases for these and other locations for contact center operations. The establishment of these operations requires the hiring of a substantial number of employees and other increased operating expenses. Our general and administrative expenses should increase substantially as these operations grow. While we will continue to maintain our ISP business we will devote less or no resources to marketing this business as we focus our attention to our contact center business. This, among other factors, has resulted in a reduction in revenue from the ISP business which has not been immediately replaced by revenues from our new business Therefore if we do not have substantial revenues generated by new contact centers, we may continue to incur losses.

TRENDS

The trend of our revenue and income over the next several quarters depends upon several variables, some of which cannot at this time be ascertained definitively. Revenue from ISP sources will decline as result of low and/or suspended ISP marketing activity. Based on the current rate of attrition of ISP customers we expect to derive significant revenues from our ISP business for several years even if we do not resume marketing. We expect future ISP revenues to have a gross profit margin consistent with this quarter's results as there are low, or no marketing costs and only a maintenance customer and technical service cost associated with this revenue. If we resume marketing our ISP Business, revenues should increase and the profit margins will be reduced.

Our contact center business revenue will increase as seats under development are brought into production and through our business development efforts. The delay in revenue production from the time a set of seats is completed is due to a number of factors, including but not limited to; contracting with an appropriate customer to utilize our capacity, as well as the selection and training of qualified personnel. Both are processes that take time and care for effective implementation.

During our initial phase of contact center operations we will incur development and startup losses. Depending on obtaining and implementing business, we believe revenue from our contact centers will increase thereby off setting lost ISP revenues in the future. We believe this will most likely happen during the first quarter of next year. Because of the variables involved we can give no assurance that our projected result will be met within the foregoing time frame or if at all.

We have entered into a letter of intent, which is subject to normal conditions and due diligence procedures, to acquire all the shares of a corporation operating call centers domestically and in the Philippines. We can not ascertain the full effect of such acquisition if consummated but our revenues should increase substantially. There is no assurance that the acquisition will be consummated.

          Comparison of Second Quarter 2004 to Second Quarter 2003 and Six Months Ended June 30, 2004 to Six Months Ended June 30, 2003

General

Set forth below are comparisons of financial results for the quarter ended June 30, 2004 and 2003 and the six months ended June 30, 2004 and 2003. These comparisons are intended to aid in the discussion that follows. This discussion and analysis should be read in conjunction with the financial statements and related notes contained elsewhere in this report.

                                               Three Months Ended
                                        June 30, 2004    June 30, 2003    Changes      % of Changes
                                        -------------    -------------    -------      ------------
                                                          (Restated)
                                                          ----------
Item
Revenue                                    4,287,336       9,268,098     (4,980,762)      -53.7%
Cost of Sales                              1,233,076       4,146,814     (2,913,738)      -70.3%
Gross Profit                               3,054,260       5,121,283     (2,067,023)      -40.4%
Expense (exclusive of
Depreciation)                              4,863,507       3,453,259      1,410,248        40.8%
Depreciation
                                             270,671          41,378        229,293       554.1%
Interest Expense
                                           1,870,141          76,757      1,793,384      2336.4%
Other Income                                 286,264               -        286,264           -
Net Income
(Loss)                                    (3,663,795)      1,614,001     (5,277,796)     -327.0%
Cash, Accounts Receivable and Prepaid
Expense, etc                               8,926,494       9,673,614       (747,120)       -7.7%
Property and
Equipment
(Net of Depreciation)                      3,647,818         500,282      3,147,536       629.2%
                                                  Six Months Ended
                                        June 30, 2004    June 30, 2003     Changes       % of Changes
                                        -------------    -------------     -------       ------------
                                                            (Restated)
                                                            ----------
Item
Revenue                                    9,163,484       21,634,873     (12,471,389)      -57.6%
Cost of Sales                              2,537,430       10,130,442      (7,593,012)      -75.0%
Gross Profit                               6,626,054       11,504,431      (4,878,377)      -42.4%
Expense (exclusive of
Depreciation)                              8,974,053        7,177,963       1,796,090        25.0%
Depreciation
                                             371,664           77,378         294,286       380.3%
Interest Expense                           2,086,028          242,650       1,843,378       759.7%
Other Income                                 282,342                -         282,342           -
Net Income
(Loss)                                    (4,523,349)       3,590,095      (8,113,444)     -226.0%

Our revenues decreased from $9,268,098 in the second quarter 2003 to $4,287,336 in the second quarter 2004. The revenue for the six month period decreased from $ 21,634,873 in 2003 to $9,163,484 in 2004. Our telemarketing efforts for the latter part of 2003 were reduced (particularly after the FTC proceeding) and was suspended in 2004. Since there is a correlation between the marketing of our ISP services and future revenues (after the trial period) for customers obtained during the marketing effort, this caused a decrease in our revenue in subsequent periods. Therefore we do not expect increased revenues from ISP business in the third quarter 2004.

Our cost of sales include: (1) the direct costs of acquiring a new customer such as telemarketing and fulfillment costs and (2) the costs of maintaining our customer base including customer care costs and telecommunication costs for our internet provider services. The telemarketing and fulfillment costs are one-time charges incurred when a customer signs up and represent the most significant component of cost of sales. Conversely, the costs of maintaining our customer base represent a much smaller component of cost of sales but are an on-going cost. Our costs of sales in the second quarter of 2004 were approximately $2,913,738 lower than costs in the second quarter 2003 and $7,593,012 lower for the six month period. These decreases resulted because of a decline in telemarketing efforts due to our emphasis on our new business direction as well as the effects of the FTC proceedings. The cost of sales of 2003 reflects high telemarketing costs resulting form increased ISP marketing efforts in the second quarter of 2003.

Our gross profit was $3,054,260 in the second quarter of 2004 compared to $5,121,283 in the second quarter of 2003. The gross profit for the six-month period for 2004 was $6,626,054 compared to $11,504,431 for the six-month period in 2003. The decrease in gross profit resulted from lower sales not withstanding a reduction in costs of sales. Notwithstanding the decrease in gross profit our gross profit margins increased substantially from 55.3 % in the second quarter of 2003 to 71.2% for the second quarter of 2004 and the gross profit margin for the six month period for 2003 was 53.2% as compared to the six-month period for 2004 of 72.3%. Our increased gross profit margins are a result of decreased telemarketing and fulfillment costs as described above.

Depreciation expense was $270,671 in the second quarter of 2004 compared to $41,378 in the second quarter of 2003. Depreciation expense for the six-month period of 2004 was $371,664 compared to $77,378 for the six-month period in 2003. The increase in depreciation expense is due to depreciation of significant acquisitions; property and equipment related to the development of call centers in the Philippines purchased in the first and second quarters of 2004.

Interest expense was $1,870,141 in the second quarter of 2004 compared to $76,757 in the second quarter of 2003. Interest expense for the six-month period of 2004 was $2,086,028 compared to $242,650 for the six-month period in 2003. The increase in interest expense is due to the amortization of discounts on convertible debt issued during the second quarter of 2004. $7,500,000 of convertible notes with detachable warrants were issued during the second quarter of 2004. Fair values assigned to the warrants and beneficial conversion features are charged to interest expense over the lives of the notes. $1,500,000 of the notes were repaid or converted in the second quarter, resulting in approximately $1,220,000 of interest related to the warrants and beneficial conversion features being charged to expense in the second quarter of 2004.

During the second quarter of 2004, we had a gain on extinguishment of debt in the amount of $281,250 as a result of the settlement of $950,000 of convertible debt with cash.

Total expense (exclusive of depreciation) increased from $3,453,259 in the second quarter 2003 to $4,863,507 in the second quarter 2004. Total expense for the six-month period for 2003 (exclusive of depreciation) was $7,177,963 as compared to $8,974,053 for 2004. Included in these expenses is an increase of $1,896,715 in selling, general and administrative expenses resulting from increased salary, travel and professional fees for our contact center business. This was in part offset by a decline in bad debt expense due to a decrease in the amount of charges to the holdback and reserves of our billing houses as a result of decreased billings from our ISP business.

As a result of the foregoing we had a loss from operations of $2,079,918 in the first quarter 2004 compared to income from operations of $1,626,646 in the first quarter 2003. The six-month period for 2004 reflects a loss of $ 2,719,663 as compared to a profit of $4,249,090 for 2003.

We did not have any provision for income taxes in 2004 because of the operating losses. We had an income tax provision of $416,435 for the six-month period in 2003 and an income tax benefit of $64,112 for the second quarter of 2003.

As a result of all of the foregoing, we had a loss of $3,663,795 for the second quarter 2004 compared to net income for the second quarter of 2003 of $1,614,001. The six month period in 2004 shows a loss of $4,523,349 compared to net income for the six-month period for 2003 of $3,590,095.

Additional paid-in capital increased from $18,442,395 as of December 31, 2003 to $26,038,799 as of June 30, 2004 as a result of the allocation of $6,473,134 of the proceeds from the issuance of convertible debt to the beneficial conversion features and detachable warrants related to the convertible debt. Also, the fair value of warrants issued as loan costs in the amount of $764,892 was charge to additional paid-in capital. Also, $639,706 of the increase was a result of the issuance of additional shares as compensation for consulting services and the acquisition of the net assets of a Philippines call center. Additional paid-in capital was reduced by the amount of gain on the extinguishment of debt totaling $281,250 as a result of convertible debt being settled in cash.

                                    LIQUIDITY

HISTORICAL CAUSE OF PRIOR LIQUIDITY ISSUES OF ISP BUSINESS

At the inception of our ISP business we experienced substantial liquidity problems due to the gap between the receipt of revenue and the payment of expenses. This resulted from the long collection cycle of billing houses and the one month free service provided to the customer. In addition, the liquidity issue was partly exacerbated by uncollectible receivables, which reduced the potential cash available. The size of the customer base during the initial period was not sufficient to overcome the foregoing gap. During 2002, we had a large enough customer base to overcome the gap.

Our net accounts receivable as a percentage of sales has increased due to the amount of holdbacks and reserves increasing. While our sales have decreased from prior periods, holdbacks and reserves are held for as much as 18 months after they are withheld, resulting in a delay in the decrease of holdbacks and reserve in relation to sales volume. Additionally, in the early part of 2004, one of our billing companies increased the amounts of reserves as a percentage of sales by approximately 20%, further increasing the amount of holdbacks and reserves included in accounts receivable. Our gross receivable as a percentage of sales has increased from prior periods because amounts included in accounts receivable are reduced for billing adjustments and the frequency of these instances has decreased drastically since the addition of new customers has decreased.

Liquidity Issues

Prior to the FTC Proceeding, we believed we would be able to continue to meet our obligations arising from our existing ISP business through cash flow from operations but would need additional financing to fund our entry to the contact center business. As a result of the proceeding we were deprived of substantial cash because of the asset freeze and escrow and incurred substantial expenses and interruption of revenue and billing. As consequence we were unable to pay all of our expenses in the normal course of business. We therefore were compelled to take several measures including the reduction of personnel, temporary reduction of executive salaries, and postponement of most activity relating to our new business initiative. Notwithstanding a resolution of the FTC matter, resumption of marketing and billing, and release of substantial amounts of escrow funds, our liquidity problems continued particularly as we determined to proceed with our new contact center business. This direction required increased capital expenditures and operating expenses in excess of cash flow. While we proceed with our plan irrespective of financing, we were only able to implement our plan with additional financing. In 2004 we received additional financing (described under "2004 Financing") which enabled us to implement our plans. We still require financing particularly as new opportunities present themselves and we are seeking additional financing. There is no assurance we will obtain any financing.

CAPITAL TRANSACTIONS

We have not paid dividends on our preferred stock of approximately $130,000 as of June 30, 2004. The Company does not believe that the nonpayment of the dividends is material because among other things this amount is convertible to common stock.

NOTE PAYABLE - STOCKHOLDER

As of October 31, 2001 we entered into a Security Agreement and issued a promissory note to Brookfield Investment Ltd. in the amount of $2,474,000 to cover the prior advances made by Brookfield. The note was to be increased to reflect any future advances which ultimately were never made. The note is payable by us on demand and the principal amount (exclusive of interest accrued prior to the date of the note) accrues interest at a rate of 7% per year. The Security Agreement granted Brookfield a security interest in our accounts receivable as well as those of all our subsidiaries.

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

FACTORING AGREEMENTS

In 2003, two of our ISP subsidiaries entered into a factoring and security agreement with Thermo Credit, LLC. We were able to sell receivables for half face with the balance paid upon collection. We paid fees to the factor depending upon the length of collection of the receivable sold. Upon completion of our note financing we terminated our factoring arrangements and paid the factor approximately $708,600.

One of our billing agents also continues to advance a portion of the amount billed on a factoring basis.

PREFERRED STOCK

In a June 2003 private placement, we sold 23,510 shares of our convertible preferred stock for an aggregate gross consideration of $2,351,000. For each share sold, the purchasers received five-year warrants to purchase fourteen shares of our common stock at an exercise price of $7.00 per share (which has since been reduced to $5.11 pursuant to the performance terms of the Warrant). The preferred shares are convertible at an initial conversion price of $3.50 which has been reduced to $2.00 for at least one year pursuant to performance standards. The price is subject to further anitdilution provisions.

COMMON STOCK IN EXCHANGE FOR DEBT

In July 2003, we extinguished over $400,000 of indebtedness consisting of principal and interest of two notes due unaffiliated telemarketing contractors in exchange for 127,117 shares of our common stock.

CONVERTIBLE DEBENTURES

In December 2003, we received $500,000 from a small group of primarily institutional lenders. We issued to the lenders seven percent one year secured notes convertible into shares of our Common Stock at $4.00 per share. We also issued to the lenders five year warrants to purchase 62,500 shares of our common stock at an exercise price of $5.00 per share. Both the notes and warrants are subject to antidilution provisions, including price dilution. The lenders have received a security interest in our accounts receivable but subject to certain conditions it is second to existing and future security interests. We have the right to compel conversion or exercise a portion of the notes and warrants in the event the market price of our common shares is $10.00 per share or greater during any thirty consecutive trading days.

2004 FINANCING

We have received $7.5 million in new financing through a placement agent, Maxim Group, LLC. Laurus Master Fund, Ltd. ("Laurus Funds") provided $5 million of financing to Epixtar pursuant to a secured convertible term note, of which $1,930,000 was to be held in a restricted cash account under the sole control of Laurus and may be released upon the fulfillment of certain conditions more fully described in the agreements with Laurus.

The term note was convertible at a fixed conversion price of $2.96. In connection with the issuance of the convertible term note, we also issued to Laurus Funds seven-year warrants to purchase up to 493,827 shares of our common stock at prices ranging from $4.05 to $4.66. Of these, warrants to purchase 197,531 shares were non-exercisable until the cash in the restrictive account is released.

The remaining $2.5 million was raised through the private sale of convertible notes and common stock purchase warrants to accredited investors. Notes in the principal amount of $1,000,000 or "Bridge Notes" are convertible at a price of $2.37 per share and are secured. The holders of the remaining $1.5 million of convertible notes had the right to convert their notes into shares of the Company's common stock at a price of $2.96 per share or receive the repayment of their principal amount, plus interest. We have repaid $925,000 of the principal amount and the balance has been converted into 192,552 shares of common stock.

In addition, these holders of the notes received five year warrants to purchase an aggregate of 136,073 shares of the Company's common stock at an initial exercise price of $5.05. The Bridge Notes and related warrants are required to be converted or exercised in certain circumstances.

We also issued placement agent warrants in connection with each of the above transactions. We will thereby issue warrants to purchase an aggregate of 254,316 shares of common stock of which warrants to purchase approximately 67,564 shares were to be deferred until the restrictive cash account referred to above is released. The terms of the placement agent warrants are varied, as a portion of these warrants were issued in connection with each transaction and the price and the number of shares have been determined in connection with each such transaction.

The exercise and conversion prices of all the above securities are subject to price and other adjustment.

Each of the Notes contain restrictions on certain actions we may take, including restrictions on dividends, stock repurchases, incurring indebtedness, creating security interests in our assets and changing of our business.

All the above described securities are restricted and we have undertaken to file a registration statement covering the resale of shares of Common Stock issuable upon conversion of these notes and exercise of these warrants.

In July 2004 Laurus agreed to release $1,000,000 of the restricted amount in return for the reduction of the conversion price of the note and the exercise price of all their warrants to $ 2.15 so that this Note is convertible into 2,325,000 shares. We have also agreed to similarly reduce the exercise price of the placement warrants associated with the $5 million dollar Laurus transaction.


              COMPARISON OF CASH FLOW OF 1st QUARTER 2004 WITH 2003

Our cash and cash equivalents as of June 30, 2004 were $2,512,456 compared to $1,890,538 as of June 30, 2003 and $1,342,186 as December 31, 2003.

We had negative cash flows from operations of $2,454,918 for the six-month period of 2004 compared to $529,776 for the six-month period of 2003. The negative cash flow for 2004 was the result of the $4,523,349 net loss offset by non-cash charges to income related to the amortization of beneficial conversion features and discounts on convertible debt of $1,855,197, depreciation expense of $371,664, and other non-cash charges amounting to $786,628. Uses of cash that did not affect net income included a decrease in accounts payable and accrued expenses of $612,574 and a decrease of deferred revenues of $411,465. These decreases in liabilities resulted from decreased ISP activity. Negative cash flows form operations, of $529,776 for the six-month period in 2003 resulted from a $4,625,352 increase in accounts receivable during a period of increasing revenues from our ISP business. The $3,590,095 of net income was further offset by a decrease in deferred revenues of $1,285,218 due to a large amount of 2002 billings being recognized in 2003.

Net cash used in investing activities for the six-month period in 2004 was $1,917,824 compared to $170,688 in 2003. The increase in capital spending is a result of the development of the Company's contact center business in the Philippines.

Net cash provided by financing activities for the six-month period in 2004 was $5,566,202 compared to $1,868,328 in 2003. The increase in cash flows provided by financing activities for the six-months in 2004 is a result of the $7,500,000 of debt financing, net of loan costs and the repayment of $925,000 of the financing in 2004. In 2003, the cash provided by financing activities was a result of the sales of preferred stock.

Item 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

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

With respect to translation risk, even though the fluctuations of currencies against the U.S. dollar can be substantial and therefore significantly impact comparisons with prior periods, the translation impact is recorded as a component of stockholders' equity and does not affect the underlying results of operations.

INTEREST RATE RISK

A significant portion of our debt is subject to interest at rates that vary according to changes in the prime rate, which rate has been increasing recently. Accordingly, the Company's interest expense will be increasing with the rise in prime rates.

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

Our chief executive officer, after supervising and participating in an evaluation of the effectiveness of our controls and procedures subsequent to the first quarter ended June 30, 2004, has concluded that as of the evaluation date, the Company's internal and disclosure controls and procedures were effective.

There were no significant changes in our internal and disclosure controls or in other factors that could significantly affect such internal and disclosure controls subsequent to the dates of their evaluation.

                                     PART II

ITEM 1: LEGAL PROCEEDINGS


FTC Proceeding Settlement

In July 2004 we executed a Stipulated Final Judgment for Permanent Injunction in our FTC Proceeding. This stipulation was prepared by the Northeast Region staff of the FTC and must be approved by the Commission as required by the rules of the commission. We fully anticipate approval without material change.

The Stipulation specifically noted that there was no finding of wrong doing on our part. Under the terms of the Stipulation we are required not to violate the free to pay conversion rules and to adhere to specific procedures to insure compliance including specific script requirements. We must record each call in its entirety. For a two year period we must continue to refund all amounts to customers who were billed improperly. We have deposited $175,000 in escrow with our counsel to insure payment. There are also penalties if financials submitted were false. The monitor continues to serve as a referee to insure compliance with the stipulation and to resolve disputes over refunds.

We do not believe the stipulation is particularly burdensome as we do not violate the rules and we already followed a majority of the required procedures and policies, including the refund requirements. Based on experience and our currently suspended marketing we do not anticipate a significant number of refunds.


Settled State Investigations and Proceedings

In July 2004 we settled an action in Missouri and investigative proceedings in Kansas and Florida. We settled these proceeding to avoid the projected litigation costs and diversion from our core business. There was no finding of wrongdoing in any settlement and we paid no fines or penalties.

In connection with the injunctive action brought by the state of Missouri we entered into a Stipulation for Consent Judgment and Permanent Injunction. Pursuant to the stipulation we paid $7,500.00 for attorney's fees and costs incurred by the state of Missouri, and $1,770.44 for restitution for a total of $9,270.44. The provisions of the preliminary injunction continued.

In Kansas we entered into a Consent Judgment which prohibits deceptive acts and practices in connection with consumer transactions as prohibited by the Kansas Consumer Protection Act, details that Defendants deny committing unfair and deceptive practices, and calls for the payment of a total of $10,000 for investigative fees, expenses.

We entered into an agreement with Florida which contained similar terms and conditions as the FTC preliminary agreement. A monetary settlement of $100,000 for investigative costs will be paid, with no finding of wrongdoing.

ITEM 2. CHANGES IN SECURITIES

In May and April 2004 we consummated three separate convertible note transactions aggregating $7,500,000. One of these notes for $1,500,000 has either been converted or repaid. We also issued warrants to purchase 630,576 shares of our common stock to the note purchasers. The notes presently outstanding are convertible into 2,111,130 shares of common stock and 195,552 shares have been issued upon conversion of one note. We also issued placement warrants to purchase an additional 254,318 shares of common stock. Each investor represented they were an accredited investor and further represented that they would hold any acquired securities for investment. The issuance of these securities was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof.

In May 2004, we issued 65,030 shares of common stock related to the acquisition of the net assets of a call center located in the Philippines. The issuance of these securities was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof.

From May to June 2004, holders of our convertible preferred stock elected to convert 6,800 shares of preferred stock into 366,565 shares of the common stock. The issuance of these securities was exempt from the registrations requirements of the Securities Act pursuant to the provisions of Section 3(a) (9) thereof.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


(b) Reports on Form 8k

The Company filed an 8-K dated May 20 2004 relating to Item 5


The Company filed an 8-K dated April 16, 2004 relating to Items 7 and 12. This report was amended on April 19, 2004

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                       Epixtar Corp.
                                                 -----------------------
                                                      (Registrant)

Date August 18, 2004                                    David Srour
     -------------------------------             -----------------------
                                                       (Signature)*

Date August 18, 2004                                 Irving Greenman
                                                 -----------------------
                                                       (Signature)*



     *Print the name and title of each signing officer under his signature