Form 10-Q
period 2004-09-30
EPIXTAR CORP
filed 2004-11-22
CIK 1099730

                                  EPIXTAR CORP.
                     (FORMERLY GLOBAL ASSET HOLDINGS, INC.)

                                  United States
                       Securities and Exchange Commission
                              Washington, DC 20549

                                    Form 10Q

X Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the period ending September 30, 2004

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


                 11900 Biscayne Blvd. Suite 700, Miami, FL 33181
                     (Address of Principal executive office)

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


              Yes __x__                                             No ____

                                Table of Contents


Part I: Financial Information

     Item 1. Financial Statements

         Consolidated Balance Sheets as of September 30, 2004 (unaudited) and
         December 31, 2003                                                              F-1

         Unaudited Consolidated Statements of Operations for the three months
         and nine months ended September 30, 2004 and September 30, 2003                F-2

         Unaudited Consolidated Statements of Cash Flows for the nine months
         ended September 30, 2004 and September 30, 2003                                F-3

         Notes to Consolidated Financial Statements


     Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations
     Item 3. Quantitative and Qualitative Disclosures about Market Risks
     Item 4. Controls and Procedures


Part II. Other Information

Item 2. Changes in Securities
Item 6. Exhibits and Reports on Form 8-K


Part I: Financial Information

                         EPIXTAR CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                            September 30,
                                                                                2004         December 31,
                                                                             (Unaudited)        2003
                                                                            --------------   -------------
                                     ASSETS
Current Assets:
Cash and cash equivalents (includes amounts held in escrow                  $  1,723,305    $  1,342,186
 of $1,082,116 and $855,502)
Restricted cash                                                                  175,000         416,721
Accounts receivable - net                                                      4,213,795       5,609,675
Note receivable                                                                  600,000               -
Deferred loan costs, current portion                                             317,203               -
Prepaid expenses and other current assets                                        293,690         227,203
Deferred billing costs                                                            68,032         271,256
                                                                            ------------    ------------
  Total current assets                                                         7,391,025       7,867,041
                                                                            ------------    ------------
Property and Equipment, Net                                                    4,949,249       1,263,844
                                                                            ------------    ------------

Other Assets:
Goodwill                                                                       3,360,272       3,360,272
Deferred loan costs, net of current portion                                      397,549               -
Deposits and other                                                             1,164,222         491,637
                                                                            ------------    ------------
  Total other assets                                                           4,922,043       3,851,909
                                                                            ------------    ------------

  Total assets                                                              $ 17,262,317    $ 12,982,794
                                                                            ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Debt, current portion                                                      $  3,492,243    $    121,513
 Accounts payable                                                              2,907,887       3,009,932
 Accrued interest                                                                367,362         175,185
 Accrued expenses and taxes                                                    1,240,334         146,566
 Deferred revenue                                                                784,749       1,459,657
 Note payable - stockholder                                                    2,447,838               -
                                                                            ------------    ------------
  Total current liabilities                                                   11,240,413       4,912,853
                                                                            ------------    ------------

Long-Term Liabilities:
 Note payable - stockholder                                                            -       2,369,350
 Debt, net of current portion                                                  3,552,345          23,603
 Common stock to be issued                                                             -         279,000
                                                                            ------------    ------------
  Total long - term liabilities                                                3,552,345       2,671,953
                                                                            ------------    ------------

Stockholders' Equity:
 Convertible preferred stock, $.001 par value per share,
  10,000,000 shares authorized; 16,500 and 23,510
  shares issued and outstanding
  (liquidation preference of $3,300,000 and $4,702,000 )                              17              24
 Common stock, $.001 par value per share, 50,000,000 shares authorized;
  11,544,219 and 10,643,734 shares issued and outstanding                         11,544          10,644
 Additional paid-in capital                                                   21,985,297      18,442,395
 Accumulated deficit                                                         (19,528,595)    (13,055,075)
 Accumulated Comprehensive Income                                                  1,296               -
                                                                            ------------    ------------
  Total stockholders' equity                                                   2,469,559       5,397,988
                                                                            ------------    ------------

Total liabilities and stockholders' equity                                  $ 17,262,317    $ 12,982,794
                                                                            ============    ============



        See accompanying notes to the consolidated financial statements.
                         Part I - Financial Information

                         EPIXTAR CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED


                                                       For the Three Months Ended          For the Nine Months Ended
                                                             September 30,                        September 30,
                                                     ------------------------------      ------------------------------
                                                         2004             2003               2004               2003
                                                         ----             ----               ----               ----
                                                                        (Restated)                           (Restated)
Revenues                                             $  4,360,539      $  8,557,326      $ 13,529,770      $ 30,192,199
                                                     ------------      ------------      ------------      ------------
Cost of Sales
 Billing costs                                            397,352         1,369,909         2,039,096         5,101,958
 Other cost of sales                                      924,325         1,946,498         1,830,271         8,344,891
                                                     ------------      ------------      ------------      ------------
Total Cost of Sales                                     1,321,677         3,316,407         3,869,367        13,446,849
                                                     ------------      ------------      ------------      ------------
Gross Profit                                            3,038,862         5,240,919         9,660,403        16,745,350
                                                     ------------      ------------      ------------      ------------
Expenses:
 Selling, general and administrative                    3,895,846         2,929,119        11,263,494         7,333,044
 Consulting fees and reimbursements-
  related party                                           675,000           549,689         2,025,945         1,918,167
 Provision for doubtful accounts                           77,643           486,891           318,078         1,892,451
 Depreciation                                             417,230            51,003           788,895           128,380
                                                     ------------      ------------      ------------      ------------
Total Expenses                                          5,065,719         4,016,702        14,396,412        11,272,042
                                                     ------------      ------------      ------------      ------------
Income (Loss) from Operations                          (2,026,857)        1,224,217        (4,736,009)        5,473,308
                                                     ------------      ------------      ------------      ------------
Other Income (Expense):
 Interest expense                                        (739,415)          (73,820)       (2,825,443)         (316,470)
 Gain on extinguishment of debt, net                      859,287                 -         1,140,537                 -
 Other income (expense)                                     1,612                 -            (7,813)                -
                                                     ------------      ------------      ------------      ------------
Total Other Income (Expense)                              121,484           (73,820)       (1,692,719)         (316,470)
                                                     ------------      ------------      ------------      ------------

Income (Loss) Before Income Taxes                      (1,905,373)        1,150,397        (6,428,728)        5,156,838
Income Tax Provision                                            -           (74,827)                -          (491,172)
                                                     ------------      ------------      ------------      ------------
Net Income (Loss)                                      (1,905,373)        1,075,570        (6,428,728)        4,665,666

Cumulative dividends on preferred stock                   (88,792)          (47,020)         (176,852)          (54,857)
Beneficial conversion feature of
preferred stock                                                 -                 -                 -        (1,884,375)
                                                     ------------      ------------      ------------      ------------
Income (Loss) Available to Common
 Stockholders                                        $ (1,994,165)     $  1,028,550      $ (6,605,580)     $  2,726,434
                                                     ============      ============      ============      ============
Net Income (Loss) per Common Share:
Basic                                                $      (0.17)     $       0.10      $      (0.62)     $       0.26
                                                     ============      ============      ============      ============
Diluted                                              $      (0.17)     $       0.07      $      (0.62)     $       0.19
                                                     ============      ============      ============      ============



          See accompanying notes to consolidated financial statements.
                         Part I - Financial Information

                         EPIXTAR CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                    UNAUDITED


                                                                                  2004               2003
                                                                                  ----               ----
                                                                                                  (Restated)
Cash Flows from Operating Activities:
 Net Income (Loss)                                                            $(6,428,728)       $ 4,665,666
Adjustments to Reconcile Net Income (Loss) to Net Cash
 Used in Operating Activities:
 Depreciation                                                                     788,895            128,380
 Provision for doubtful accounts                                                  318,078          1,892,451
 Stock-based compensation                                                         158,208            125,446
 Amortization of beneficial conversion feature                                  1,812,434                  -
 Amortization of discount on convertible debenture                                600,288                  -
 Amortization of loan costs                                                       362,609                  -
 Amortization of discount on stockholder loan                                      78,488                  -
 Gain on extinguishment of debt                                                (1,140,537)                 -

Changes in Assets and Liabilities:
 (Increase) decrease in:
  Accounts receivable                                                           1,077,802         (3,723,399)
  Prepaid expenses and other                                                      (54,987)           243,225
  Deferred billing costs                                                          203,224           (488,519)
  Deposits                                                                       (130,207)          (336,657)
  (Decrease) increase in:
  Accounts payable and accrued expenses                                         1,204,126         (1,406,472)
  Income taxes payable                                                                  -            491,172
  Deferred revenues                                                              (674,908)        (1,518,178)
                                                                              -----------        -----------
 Net cash (used in) provided by operating activities                           (1,825,215)            73,115
                                                                              -----------        -----------

Cash Flows from Investing Activities:
 Cash paid for acquisition of property and equipment                           (3,079,784)          (344,350)
 Cash paid for acquisition of net assets of Philippines call center               269,745                  -
 Investment in note receivable                                                   (600,000)                 -
 Release of cash restricted by governmental agency                                241,721                  -
                                                                              -----------        -----------
  Net cash used in investing activities                                        (3,168,318)          (344,350)
                                                                              -----------        -----------
Cash Flows from Financing Activities:
 Proceeds from the issuance of preferred stock, net of offering costs                   -          2,136,400
 Proceeds from the issuance of common stock                                             -             14,000
 Proceeds from the issuance of debt, net of loan costs                          6,671,499                  -
 Repayment of notes payable and capital lease obligations                      (1,298,143)           (60,886)
                                                                              -----------        -----------
  Net cash provided by financing activities                                     5,373,356          2,089,514
                                                                              -----------        -----------

Effect of exchange rate changes on cash                                             1,296             (2,760)

Net Increase in cash                                                              381,119          1,815,519

Cash and cash equivalents, beginning of period                                  1,342,186            722,674
                                                                              -----------        -----------

Cash and cash equivalents, end of period                                        1,723,305          2,538,193
                                                                              ===========        ===========
Supplemental Disclosure of Cash Flow Information:
Income Tax Paid                                                                         -                  -
Interest Paid                                                                 $   220,543        $   588,282
                                                                              ===========        ===========



        See accompanying notes to the consolidated financial statements.
                         Part I - Financial Information

                         EPIXTAR CORP. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements as of September 30, 2004 and for the periods then ended have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information on Form 10-Q and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position as of September 30, 2004 and results of operations for the three months and nine months ended September 30, 2004 and 2003 and cash flows for the nine months ended September 30, 2004 and 2003. All such adjustments are of a normal recurring nature.

The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year. The statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003.

On March 31, 2004, the Financial Accounting Standards Board (FASB) issued its Exposure Draft, "Share-Based Payment," which is a proposed amendment to FASB Statement No. 123, "Accounting for Stock-Based Compensation." The Exposure Draft would require all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. FASB expects that a final standard would be effective for public companies for fiscal years beginning after December 15, 2004. The Company does not intend to adopt a fair-value based method of accounting for stock-based employee compensation until a final standard is issued by the FASB that requires this accounting. Pro forma disclosures of quarterly earnings are included in
Note 11 of this quarterly statement.

NOTE 2. PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Epixtar Corp. and its wholly owned subsidiaries ("the Company"). All material intercompany accounts and transactions have been eliminated in consolidation.

In August 2004, the Company created a wholly owned subsidiary, Voxx Corporation ("Voxx"), incorporated in the state of Florida. Voxx is the Company's holding company for its wholly owned subsidiaries that operate its overseas contact center business.

NOTE 3. RESTATEMENT OF 2003 CONSOLIDATED FINANCIAL STATEMENTS

The prior consolidated financial statements of the Company have been restated as a result of management re-evaluating the accounting treatment of a previously recorded transaction as follows:

On October 31, 2001, the Company entered into a loan agreement to borrow up to $5,000,000 from a then unrelated entity. The note provided for interest at 7%, was collateralized by accounts receivable and was due on demand. In August and September 2002, the creditor became a stockholder of the Company when the entity acquired a total of 770,000 common shares. In November 2002, the Company entered into an agreement, which was executed on December 6, 2002 and amended on March 3, 2003, whereby the creditor released the collateral and agreed not to demand payment before January 2005 in exchange for certain consideration. That consideration consisted of warrants to purchase 4,000,000 shares of Company common stock at an exercise price of $.50 per share for a term of three years beginning in May 2003. Pursuant to EITF 96-19, management has determined that the transaction should have been treated as an extinguishment of the original instrument and an execution of a new note at December 6, 2002. The fair value of the warrants, determined on the grant date (March 3, 2003), should have been treated as a component of the calculation of the loss associated with that extinguishment and should have been recognized in the statement of operations in December 2002. In addition, the new note should have been recorded at fair value on the date that it was entered into (December 6, 2002). The new note was recorded at fair value, which resulted in our recording a discount. The 2003 financial statements have been restated to reflect the amortization of the discount over the two-year life of the new loan.

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

For the three months and nine months ended September 30, 2003, amortization expense was reduced by $125,000 and $375,000, respectively, due to the reversal of amortization of the originally recorded loan restructuring costs. Amortization expense was increased for the amortization of the discount on the new loan.

NOTE 4. LIQUIDITY

We had a working capital deficit of $3,849,387 as of September 30, 2004 compared to working capital of $953,406 as of June 30, 2004 and working capital of approximately $2,954,188 on December 31, 2003. We had negative cash flow from operations for the nine-month period ended September 30, 2004. We used cash of approximately $4,993,534 during the nine months ended September 30, 2004 in connection with operations and the acquisitions of property and equipment including the requirements of commencing and expanding our contact center business. The net proceeds from loans in 2004 of $6,671,500 created positive cash flow for the nine-month period ended September 30, 2004. The issuance of preferred stock in 2003 of $1,911,400 and positive cash flow from operations created positive cash flow for the nine-month period ended September 30, 2003.

NOTE 5. NOTE RECEIVABLE

In July 2004 the Company advanced $600,000 to an entity with which the Company entered into a letter of intent to acquire. The note was payable in July 2005 and accrued no interest. During the fourth quarter of 2004, pursuant to the terms of the note, the total amount of $600,000 became due in December 2004, after which time, interest will accrue at an annual rate of 18%.

NOTE 6. DEBT

In April and May of 2004, the Company issued unsecured convertible promissory notes in the amount of $2,500,000 to unrelated parties. The notes accrue interest at 8% annually and mature in April and May of 2005. The outstanding principal and interest on the notes are convertible at any time into shares of the Company's common stock. On the dates of the issuance of the convertible notes, the Company's common stock had closing prices per share on the Over-the Counter Bulletin Board ranging from $4.25 to $4.75. Based on the terms of the conversion associated with the notes, there was an intrinsic value associated with the beneficial conversion features estimated at $1,817,787, which was recorded as deferred interest and presented as a discount on the convertible debentures, net of amortization to be taken over the one-year terms of the notes. Also, as part of the convertible notes, the Company issued detachable warrants to purchase 136,749 shares of the Company's common stock for $5.05 per share exercisable at any time over a five year period from the date of issuance. Using the Black-Scholes model the Company estimated the fair value of the warrants and allocated $401,852 of the proceeds from the notes to the warrants which was recorded as deferred interest and presented as a discount on the convertible notes, net of amortization to be taken over the one-year terms of the notes. In May 2004, certain holders of the convertible debt exercised their rights to convert principal and accrued interest valued at $578,833 into 195,552 shares of common stock. $925,000 of the principal amount, plus accrued interest was repaid with cash.

In May 2004, the Company issued a secured convertible term note in the amount of $5,000,000 to an unrelated party. Approximately $1,930,000 of the principal amount of the note was held in escrow pursuant to the terms of the note. Interest accrues on the unrestricted principal balance of the note at an annual interest rate equal to the prime rate plus 2.5%, and shall not exceed 8%. Interest accrues on the restricted balance of the note at 1% annually. The note matures in May 2007 with equal monthly principal payments of $90,900 beginning in October 2004 until the maturity date. The outstanding principal and interest on the note is convertible at any time into shares of the Company's common stock. On the date of the issuance of the convertible note, the Company's common stock had a closing price per share on the Over-the Counter Bulletin Board of $4.10. Based on the terms of the conversion associated with the notes, there was an intrinsic value associated with the beneficial conversion feature estimated at $3,089,585, which was recorded as deferred interest and presented as a discount on the convertible debenture, net of amortization to be taken over the three-year term of the note. Also, as part of the convertible note, the company issued detachable warrants to purchase 492,827 shares of the Company's common stock at exercise prices ranging from $4.05 to $4.65 per share exercisable at any time over a seven-year period from the date of issuance. Using the Black-Scholes model, the Company estimated the fair value of the warrants and allocated $1,163,910 of the proceeds from the note to the warrants which was recorded as deferred interest and presented as a discount on the convertible note, net of amortization to be taken over the three-year term of the note.

In August 2004, the Company agreed to reduce the conversion prices of the convertible notes issued in April and May of 2004 and the exercise prices of the related detachable warrants to $2.10 and $2.15 per share, respectively, as consideration for the release of $400,384 of funds held in escrow. Also, as additional consideration, the Company issued, to the holders of the notes, additional five-year warrants to purchase 600,000 shares of common stock at an exercise price of $2.15 per share. Additionally, the Company decreased the exercise prices of warrants to purchase 254,317 of common stock, previously issued to private placement agents, to $2.15 compared to original conversion prices ranging from $4.55 to $5.55. The modification of the terms of the convertible notes was accounted for as an extinguishment of the original notes and the issuance of new notes in accordance with the requirements of EITF 96-19:
Debtor's Accounting for a Modification or Exchange of Debt Instruments ("EITF 96-19"). On the date of the modification of the terms of the convertible notes, the Company's common stock had a closing price per share on the Over-the Counter Bulletin Board of $0.90. Based on the terms of the conversion associated with the notes, there was no longer beneficial conversion features associated with the notes. In accordance with EITF 96-19, the notes are reflected on the balance sheet as if they were originally issued on the date of modification, resulting in the elimination of the discounts related to the intrinsic value of the beneficial conversion features of the notes on the dates of issuance. The elimination of the discounts was offset by a charge to additional paid-in capital and resulted in a gain on extinguishment of $859,287. Using the Black-Scholes model, the Company estimated the fair value of the additional and modified original warrants as of the date of modification and allocated $711,688 of the proceeds from the notes to the warrants which was recorded as deferred interest and presented as a discount on the convertible notes, net of amortization to be taken over the period from the modification date to the maturity dates of the notes.

The exercise prices of the warrants and conversion prices of the convertible debt are subject to adjustment in accordance with anti-dilution provisions and performance criteria contained in the debt agreements.

In September 2004, the Company issued a promissory note in the amount of $485,714, payable over a period of one-year. The note was executed in conjunction with the purchase of software licenses related to the Company's call center business and bears no interest. The licenses will be delivered to the Company as the Company determines the need for such licenses and principal payments will occur in proportion to the number of licenses delivered compared to the total number of licenses purchased.

During the nine months ended September 30, 2004, the Company purchased property and equipment valued at $808,869 through capital leases, promissory notes, and arrangements with vendors that allow for payment over 18 months.

In October 2004, in connection with the purchase of equipment related to the contact center business, the Company issued a note in the amount of $500,000, which accrues interest at an annual rate of 6% and matures in December 2004.

In October 2004, the Company issued an unsecured subordinated convertible note in the amount of $550,000. The note accrues interest at 5% annually and matures in May 2007. The outstanding principal and accrued interest on the note are convertible at any time into shares of the Company's common stock. The outstanding principal and interest on the note are subject to automatic conversion upon the occurrence of certain events as set forth in the note agreement. Contingent upon the occurrence, or non occurrence, of certain events, the holder may be entitled to receive warrants to purchase a number of shares of the Company's common stock at variable exercise prices as defined in the agreement.

NOTE 7. NON-CASH INVESTING AND FINANCING ACTIVITIES

In May 2003, the Company issued 13,617 shares of common stock as compensation for consulting services valued at $85,000. The shares were valued based upon the value of services provided as provided for in the agreement. The total amount was charged to expense during the second quarter of 2003.

In June 2003, the Company issued warrants to purchase 329,140 shares of common stock at an exercise price of $7.87 per share, exercisable over five years, relating to the issuance of preferred stock. The exercise price of the warrants has been reduced to $3.46 per share, and may be further reduced, in accordance with anti-dilution provisions contained in the purchase agreements and the non-occurrence of certain events in accordance with a registration rights agreement entered into with the purchasers of the preferred stock. Based upon the Black-Scholes option price calculation, the value of each warrant was $6.63 and the transaction was valued at $2,183,157, which was accounted for as offering costs, resulting in offsetting charges to additional paid-in capital.

In August 2003, the Company entered into a consulting agreement, providing for the issuance of 50,000 shares of common stock as compensation for services valued at $175,000 as specified in the agreement. The total amount was charged to expense during 2003. The shares were issued in April 2004.

In September 2003, the Company issued 127,117 shares of common stock in settlement of debt and accrued interest totaling $404,506 and $40,406, respectively. The shares were valued based upon the outstanding amounts related to the loan and were accounted for as a reduction in debt and a charge to accrued interest.

In April 2004, the Company issued 75,000 shares of common stock as compensation for consulting services valued at $159,375. The services were valued based on the closing price of the shares as listed on Over-the-Counter Bulletin Board on the date of the agreement. The total amount was charged to expense during 2004.

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

In May and July 2004, holders of the Company's preferred stock converted 7,010 shares of preferred stock into 377,926 shares of the Company's common stock. The holders of the preferred stock originally purchased the shares for $701,000. Pursuant to the preferred stock purchase agreement, cumulative dividends were added to the original purchase price and the adjusted value was converted into common stock using a conversion price of $2.00 per share.

In connection with the convertible debt issued in April and May 2004, private placement agents received warrants to purchase 254,317 shares of the Company's common stock at exercise prices ranging from $4.45 to $5.55 per share, exercisable over five years. As part of the modification of the terms of the convertible debt in August 2004, the exercise prices of the warrants were reduced to $2.15 per share. Based upon the Black-Scholes option price calculation, the value of the warrants on the date of modification was $183,108, which was accounted for as loan costs, and is being amortized over the period from the modification date to the maturity dates of the notes.

In May 2004, certain holders of the convertible debt exercised their rights to convert principal and accrued interest valued at $578,833 into 195,552 shares of common stock.

In July 2004, the Company issued 87,982 shares of common stock pursuant to an agreement related to the March 2004 acquisition of certain assets and assumption of certain liabilities of I-Call Global Services Corporation (I-Call). The shares were valued at $357,054 based on the value of services provided as specified in the agreement. The additional value was allocated to the assets originally purchased in March 2004 (See Note 12).

NOTE 8. RELATED PARTY TRANSACTIONS

The Company has entered into two agreements with Transvoice Investment, Inc. ("Transvoice"), the managing member of Transvoice Investment LLC, the Company's majority stockholder. The two stockholders of Transvoice are also employees of the Company.

In October 2001, the Company entered into an agreement with Transvoice, whereby Transvoice had provided certain services related to the development of the Company's internet service provider business. Under the terms of the agreement, the Company is to pay Transvoice $150,000 per month plus $1.00 for each customer in excess of 100,000 customers computed monthly, until such time that the Company is no longer generating revenues from its internet service provider business. The Company incurred expenses of $2,637,618, $2,111,438 and $625,000 during 2003, 2002 and 2001, respectively, for services under this agreement. The Company incurred expenses of $1,350,000 (unaudited) during the nine month period ended September 30, 2004.

In April 2003, the Company entered into an agreement with Transvoice, whereby Transvoice provides consulting services related to the development of marketing and telemarketing aspects of the Company. Certain employees of the Company have a controlling interest in the subcontractor. The Company incurred expenses under this agreement in the amount of $1,050,000 during the year ended December 31, 2003. The Company incurred expenses of $675,000 (unaudited) under this agreement for the nine months ended September 30, 2004.

NOTE 9. COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

STATE PROCEEDINGS AND INQUIRIES

The Company previously used telemarketing services to obtain customers for its ISP business. During the normal course of business, the Company has received inquiries or complaints from regulatory agencies. Despite its attempts to minimize complaints, certain states have issued fines or temporary restraining orders.

In January 2004, a Class Action Complaint for Declaratory and Injunctive Relief was filed, alleging that the Company engaged in the improper practice of cramming, or assessing charges against a customer without the customer's consent. In February 2004, the Company's legal counsel filed a Notice of Removal to Federal Court. In August 2004, a United States District Court remanded the case back to the county circuit court. Management estimates that the relief sought shall not exceed $75,000.

In March 2003, a subsidiary of the Company was subject to complaints from the Attorney General of Florida related to its ISP business. In the third quarter of 2004, the Company entered into an agreement with Florida which contained similar terms and conditions as the FTC agreement. A monetary settlement of $100,000 was accrued for as of June 30, 2004 and paid during the third quarter of 2004.

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

As of December 31, 2003, the total amount held in escrow was $ 855,502 and the total amount of cash still restricted totaled $416,721. In January 2004, the Company received approximately $755,000 of the funds remaining in escrow, which were returned to the Company as reimbursement for monies refunded to customers under the stipulation agreement. Approximately $105,000 of the escrowed amount was charged to the Company as fees. There were no amounts remaining in escrow as of June 30, 2004. In July 2004, a final resolution of the matter, pending final approval by the FTC, resulted in the release of the restricted funds, with the exception of $175,000, which continues to be restricted and is designated for consumer refunds for a two-year period.

OTHER LITIGATION

In October 2004, the Company agreed in principle with eTelecare International ("eTelecare"), which provided call center services to the Company related to its ISP business. eTelecare claimed that $167,167 was due from the Company for services rendered. The parties agreed in writing that the Company would pay eTelecare $85,000 in settlement of all claims. The Company has accrued the excess of the settlement payment over the existing accounts payable balance as of September 30, 2004.

In November 2004, the Company agreed in principle with Lawstar, Inc. ("Lawstar"), which provided a legal services access plan, marketed in a private label environment to a subsidiary's small business customer base. Lawstar claimed that the Company's subsidiary failed to pay for services rendered and was seeking $1,000,000 plus attorney's fees. The settlement will result in the Company paying Lawstar $225,000 in settlement of all claims. The Company has accrued the settlement amount as of September 30, 2004.

In November 2004, a subsidiary of the Company filed a complaint in the Federal District Court for the Southern District of Florida against a former customer of its call center business, demanding payment of $1,263,706 for services rendered between March 2004 and September 2004, including interest and attorneys fees. The Company cannot determine the likelihood of the outcome of this matter and has not recorded these amounts as revenue. Approximately $206,000 related to this issue is included in accounts receivable as of September 30, 2004.

LEASES

During the first quarter of 2004, the Company entered into a lease agreement for residential property to be utilized by its traveling employees. The lease requires monthly payments of $4,500 and is for a one-year period beginning in June 2004.

In July 2004, the Company entered into a lease agreement for a facility to be utilized as a call center in the Philippines. The agreement is for a five-year period beginning in January 2005 and requires monthly payments of $11,088.

In September 2004, the Company entered into a lease agreement for approximately 4,990 square feet of space to be constructed in Dumaquete City, Philippines. The agreement requires the completion of construction by August 2005 and is for a five-year term beginning three months after the delivery of the premises to the Company. The lease is renewable at the option of the Company with written notices at least ninety days prior to the end of the lease term. The lease requires to the Company to pay a security deposit of 1,368,900 (US$24,258 at September 30, 2004) pesos within 15 days of the execution of the lease and monthly rental payments of 456,300 (US$8,086 at September 30, 2004) pesos commencing three months after delivery of the property. Pursuant to the lease, rental payments and required security deposit will increase 5% per year beginning with the third year of the lease term.


NOTE 10. SEGMENT REPORTING

The following is selected unaudited financial information by segment:

                     Three Months Ended September 30, 2004

                               ISP and Others    Contact Centers        Total
                               --------------    ---------------    -----------

Revenue                          $ 3,481,985          $ 878,554      $4,360,539
Cost of Sales                        672,622            649,055       1,321,677
Operating Expenses                 2,949,411          2,116,309       5,065,720
Net Income Loss                     (10,338)        (1,895,037)     (1,905,375)
Fixed Assets                         736,762          4,212,487       4,949,249
Total Assets                       9,305,866          7,956,451      17,262,317


                      Nine Months Ended September 30, 2004

                               ISP and Others    Contact Centers        Total
                               --------------    ---------------    -----------

Revenue                        $ 12,510,475         $ 1,019,295    $ 13,529,770
Cost of Sales                     3,035,098             834,269       3,869,367
Operating Expenses                7,348,165           7,048,247      14,396,412
Net Income (Loss)                   648,480         (7,077,208)     (6,428,728)
Fixed Assets                        736,762           4,212,487       4,949,249
Total Assets                      9,305,866           7,956,451      17,262,317

NOTE 11. EARNINGS (LOSS) PER COMMON SHARE

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

The following table sets for the reconciliation of the numerator and denominator of the basic and diluted EPS computations (unaudited):


                                                      For the Three Months Ended           For the Nine Months Ended
                                                             September 30,                       September 30,
                                                     ------------------------------      ------------------------------
                                                                           2003                                2003
                                                         2004           (Restated)          2004            (Restated)
                                                     ------------      ------------      ------------      ------------
Numerator:
 Net income (loss)                                   $ (1,905,375)     $  1,075,570      $ (6,428,728)     $  4,665,666
 Preferred stock dividends                                (88,792)          (47,020)         (176,852)       (1,939,232)
                                                     ------------      ------------      ------------      ------------

 Numerator for basic income (loss) per
  share - income (loss) available
  to common stockholders                               (1,994,176)        1,028,550        (6,605,580)        2,726,434

 Effect of dilutive securities
 Interest on convertible debt                                   -                 -                 -                 -
                                                     ------------      ------------      ------------      ------------
 Numerator for diluted income (loss)
  per share - income available to common
  stockholders after assumed conversions             $ (1,994,176)     $  1,028,550      $ (6,605,580)     $  2,726,434
                                                     ============      ============      ============      ============
Denominator:
 Denominator for basic income (loss) per
  Share - weighted average shares                      11,443,198        10,558,989        11,006,346        10,524,689

 Effect of dilutive securities:
  Stock options                                                 -         1,253,240                 -         1,005,505
  Warrants                                                      -         3,658,802                 -         2,811,289
                                                     ------------      ------------      ------------      ------------

 Dilutive potential common shares:
  Denominator for diluted income
  (loss) per share - adjusted
  weighted-average shares and assumed
  conversions                                          11,443,198        15,471,031        11,006,346        14,341,483
                                                     ============      ============      ============      ============

 Basic income (loss) per share                       $      (0.17)     $       0.10      $      (0.62)     $       0.26
                                                     ============      ============      ============      ============
 Diluted income (loss) per share                     $      (0.17)     $       0.07      $      (0.62)     $       0.19
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


                                                     Three Months Ended                       Nine Months Ended
                                              ----------------------------------     ----------------------------------
                                               September 30,       September 30,      September 30,       September 30,
                                                   2004               2003                2004                 2003
                                                (Unaudited)        (Unaudited)         (Unaudited)         (Unaudited)
                                                -----------        -----------         -----------         -----------
Net income (loss) available to
common stockholders                           $   (1,994,176)      $  1,028,550      $   (6,605,580)      $   2,726,434
Deduct: total stock-
  based compensation
  expense determined
  under fair value based
  method for all awards,
  net of related tax effects                        (695,450)          (275,450)         (2,303,717)         (1,481,650)
                                              --------------       ------------      --------------       -------------

Pro forma net income (loss)                   $   (2,689,626)      $   (753,100)     $   (8,909,297)      $   1,244,784
                                              ==============       ============      ==============       =============
Loss per share:
  Basic:
   As reported                                $        (0.17)      $       0.10      $        (0.62)      $        0.26
                                              ==============       ============      ==============       =============
   Pro forma                                  $        (0.23)      $       0.07      $        (0.80)      $        0.11
                                              ==============       ============      ==============       =============
  Diluted:
   As reported                                $        (0.17)      $       0.07      $        (0.62)      $        0.19
                                              ==============       ============      ==============       =============
   Pro forma                                  $        (0.23)      $       0.04      $        (0.80)      $        0.08
                                              ==============       ============      ==============       =============


NOTE 12. - PHILIPPINE OPERATIONS

In September of 2003, the Company began operating a call center located in the Philippines for its benefit. In accordance with the terms of an Asset Purchase Agreement (the "Agreement") dated March 2, 2004, a subsidiary of the Company, Epixtar Philippines IT-Enabled Services Corporation (EPISC), agreed to acquire certain assets and assume certain liabilities of I-Call Global Services Corporation (I-Call). This acquisition took place in May 2004. The purchase price of approximately $821,000 was payable $55,000 upon execution of the Agreement; $150,000 at closing subject to certain conditions as defined in the Agreement, plus 65,030 common shares of Epixtar Corp.; and a total of $196,000 at various times up to sixty days after closing date. In July 2004, the Company issued an additional 87,983 shares of common stock as consideration valued at $357,054 pursuant to an agreement directly related to the acquisition. The shares were valued based upon the terms of the purchase agreement and allocated the purchase price of the net assets, resulting in a total purchase price of $1,178,054. The acquisition of I-Call is not considered a business combination in accordance with generally accepted accounting principles.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

HISTORICAL

While we are now primarily a contact center company, substantially all our revenue has been derived from our ISP operations. In March 2001, we acquired National Online Services, Inc. ("NOL"), which developed and marketed internet provider services ("ISP") for small businesses. A majority of the shares of NOL was acquired from our then principal stockholder. The operations of NOL commenced during 2001. We continued and expanded the operations of NOL as well as other ISP subsidiaries operating similar businesses primarily with funds generated from operations, making considerable expenditures for staffing and infrastructure. In the fourth quarter of 2003, we determined to focus our energies on our contact center business providing services for third parties using facilities we operate or will develop or acquire. Despite this continued focus, our contact center business represents a small percentage of our revenue. The effect of this transition on our revenues, income and capital requirements is discussed below.

Prior to the acquisition of NOL, in November 2000 we acquired and then operated Savoncalling.com LLC a telecommunication "dial around" company. We ceased Savon's operations in early 2001 and petitioned for bankruptcy protection for this entity thereafter. While Savon's reorganization was approved, Savon presently has no business.

OVERVIEW

We presently derive our revenues from our contact center business and our ISP business. Our recent and immediate financial condition and prospects have been and will be effected by three significant factors:

     o   The FTC Proceeding
     o Our decision to concentrate our focus and resources on our contact center business
     o   The suspension of marketing of our ISP Services

FTC Proceeding

The proceeding commenced in October 2003, temporarily enjoining our ISP operations, resulted in a reduction of our revenue and substantial legal expenses. This contributed to resulting losses and deprived us of cash from operations which was compounded by the temporary asset freeze and escrow. All these factors resulted in significantly reduced working capital and delayed implementation of our new business direction and compelled us to initiate certain cost cutting measures in early 2004. The Proceeding has no additional long term effect on our business operations especially as we are no longer actively marketing ISP services. We however will never recover the lost revenue or the time our contact center plans and related financing opportunities were delayed.

Contact Center Business

While we have begun operations, our contact center business is still in its initial stages. We have approximately 850 seats in the Philippines and are performing several service agreements. We are actively marketing our contact center services and, depending on financing, continue to build out the infra structure and hire additional personnel.

In connection with our change to a contact center business, before operating our own contact centers we hired additional executives and personnel for the development and management of contact centers and to obtain sales for new services. We also incurred costs for due diligence, as well as professional fees and travel in conjunction with the establishment of these contact centers prior to opening any center. During a substantial portion of this start up period, our revenues were interrupted or were declining.

We began operations at two facilities owned by us in the Philippines in the Spring of 2004. We incurred substantial costs and used substantial funds for equipment and acquisition and build out of these facilities and will incur similar costs and use significant funds as we endeavor to open new facilities. Some of our capital expenditures may be satisfied with equipment leases and financing arrangements with landlords. The amortization of these build out costs will be included in future rental payments. In addition to these capital expenses, we are incurring and will continue to incur increased operation expenses such as rental, payroll and other administrative expenses. We are also just beginning to enter into contracts for our services. Because of integration and training issues there is generally is a lag between significant revenue producing operations under the contracts and the date of the contract. While we may control some of these costs, as payroll costs by only hiring as required, we anticipate losses during this period because of the aforesaid high initial costs and lag of significant revenue.

The revenues for our contact center business should depend upon several factors including:

     o    The degree to which we successfully obtain contracts.
     o The length of start up period to performing these contracts, including any required training period.
     o    The pace of our expansion of additional capacity.
     o The rate of compensation and, for certain programs, programs performance and success.

Our contact center market may be affected by general economic conditions, business requirements for telemarketing programs and the effect of any future governmental regulations.

Revenues from contact center operations are derived from telemarketing and verification services provided to customers based on customer-specific terms. Depending on the contract under which telemarketing services are provided, the company may earn revenues on commission basis or hourly basis, or both.

Cost of sales consists of direct payroll costs, recruitment and training of personnel and communication costs.

         On an ongoing basis, the most significant expense of our contact center business, will be labor costs for callers, supervisors and administrators as well as commission paid to brokers. As indicated above, direct labor costs are part of cost of sales and other labor costs will be expensed under selling, general and administrative expenses. We also shall incur substantial rental payments for our leased facilities. Depreciation expenses shall continue to increase because of increased equipment purchases. Equipment lease payments will also increase for the same reason as well as amortization of landlord financed facility improvements. Because of increased borrowing for our facilities and equipment, interest expenses should rise.

ISP Business

While we are not presently marketing our ISP business, we are continuing to service our existing customers. Our ISP business essentially consisted of the marketing of ISP services primarily through third party facilities with additional value added items provided by us. We do not operate our own network but use third parties to obtain access to the internet for our clients. The key to this business before 2004 was the marketing effort to obtain customers. The greater the marketing efforts, the greater the number of customers. We derived our revenues from monthly fee charges through local exchange carrier (LEC) customers. Our revenues and cash flow were affected by several factors in addition to the extent of our marketing efforts:

     o    The hold backs and reserves of our billing houses and LECS
     o    Regulatory actions
     o    The number of customers canceling in this period

Our cost of sales include: (1) the direct costs of acquiring a new customer as telemarketing and fulfillment costs and (2) the costs of maintaining our customer base including customer care costs and telecommunication costs for our internet provider services. The telemarketing and fulfillment costs are initial upfront charges incurred when a customer signs up and represent the most significant component of cost of sales. Conversely, the costs of maintaining our customer base represent a much smaller component of cost of sales

Historically, we experienced a high rate of cancellation of our ISP customers which necessitated ever increasing marketing efforts to replace and enhance our base. The size of our base was critical from cash flow standpoints. Because of the free trial period, high selling costs and the length of the collection period, we had to make substantial outlays of cash for our initial customers before receipt of revenues from our new customers.

The efforts to increase our customer base were thwarted to a substantial degree by the regulatory action which prevented marketing in certain areas and for a period of time prohibited marketing. As discussed above on October 30, 2003, the Federal Trade Commission enjoined us and certain of our subsidiaries from marketing and billing our ISP services. In November 2003, we were permitted to resume marketing. We have limited marketing of our ISP services after November 2003 and in early 2004 elected to concentrate our efforts on our contact center business suspending the marketing of ISP services. We are still servicing our existing customer base for relatively nominal cost. We also found that there were higher rates of attrition for new customers. Since our customer base now consists of seasoned customers both our rate of attrition and bad debt write-off are lower. Based on current attrition rates we believe we will continue to derive revenues on a declining basis for several years.

Because we are not marketing the ISP business, our cost of sales has and should continue to decline, thereby increasing gross profit margins for the business.

Current Trends

The trend of our revenue and income over the next several quarters depends upon several variables, some of which cannot at this time be ascertained definitively. Revenue from ISP sources will decline as result of suspended ISP marketing activity and declining customer base. During our initial phase of contact center operations we will incur development and startup losses. Depending on obtaining new contracts and implementing existing ones, we believe revenues from our contact centers will increase thereby offsetting lost ISP revenues in the future. We believe contact center revenue will become substantial in the first quarter of next year. Because of the variables involved, we can give no assurance that our projected result will be met within this time frame. Because we have elected to proceed with the expansion of our contact center business, we have a need for substantial capital (as discussed under "Liquidity")

                                ACCOUNTING ISSUES

RESTATEMENT

We have restated our previously issued financial statements for 2002 as follows:

     o In 2002 we entered into an agreement to restructure certain debt to a stockholder. We have determined that the transaction should have been treated as the issuance of a new note with a loss on debt extinguishment which includes the value of warrants as of the date of grant. For the three months and nine months ended September 30, 2003, amortization expense was reduced by $125,000 and $375,000, respectively, due to the reversal of amortization of the originally recorded loan restructuring costs. The new note was recorded at fair value, which resulted in our recording a discount. The 2003 financial statements have been restated to reflect the amortization of the discount of the new loan over 2 years.

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

Revenue recognition

Our ISP revenues are derived primarily from fees for providing small businesses with Internet access, websites, and e-mail addresses through reselling dial-up internet access technology. Customers are billed monthly, following an initial thirty-day free trial, and the revenue is recorded over the period in which the services are provided. Deferred revenue represents the unearned, billed revenue at the end of an accounting period. We contract with external entities for billing and collection services. Those entities require that certain holdbacks and reserves be maintained to allow for the possibility that amounts will not be collected, refunds will be made, or adjustments to customer accounts will be allowed. These holdbacks and reserves are included in accounts receivable. We provide an allowance for lack of collectability of these amounts approximately equal to fifty percent of the amounts held or reserved. This allowance is estimated based on historical experience.

In most cases for our contact center business, the revenues generated under these types of arrangements are billed on a weekly basis, for the preceding week, and are recognized as revenue during the period in which the services were provided. In general, customers are required to remit payment to the Company within seven days of invoicing.

In other instances, when the Company is compensated based on the percentage of sales revenue generated for its customers over a predetermined period of time. In other instances for our contact center business the Company's customers report billings for sales generated by the Company on a monthly basis, at which time the Company invoices the customer for the preceding month's activity. The customer is required to remit payment within 60 days of the close of the month in which the billings occur. The Company recognizes revenue during the periods in which its customers bill for the services sold through the telemarketing efforts. The Company also earns an additional "bonus commission" equal to a predetermined percentage of estimated annual sales for each sale generated. The Company receives the payment within 60 days of the initial sale and may be required to return a pro rata portion of the payments in the event a customer cancels the service sold within a one-year period. The Company recognizes the revenue related to these commissions over a one year period beginning with the date the initial sale was made. The portion of the payments received that are subject to be returned to the customer are recorded as deferred revenue.

Individual contracts are negotiated on a case by case basis and the terms of future arrangements may vary from the foregoing.

Impairment of intangible assets

In connection with the acquisition of a minority interest in National Online we recorded goodwill. SFAS No. 142 "Goodwill and Other Intangible Assets" requires that goodwill no longer be amortized, but rather be evaluated for possible impairment at least annually. Our policy calls for the assessment of any potential impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable or at least annually. If an evaluation of undiscounted cash flows indicates impairment, the asset is written down to its estimated fair value which is based on discounted cash flows. We did not recognize any impairment charges for goodwill during the nine month periods ended September 30, 2004 and 2003.

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

Stock based compensation

Historically we have used stock options and warrants as a method of compensating employees, contractors, and creditors for services provided. We account for options and warrants granted to nonemployees at fair value. We account for options granted to employees using the intrinsic value method. The intrinsic value method measures the value of the option as the difference between the exercise price of the option and our stock price on the date of grant. Usually we do not recognize any compensation expense in connection with employee options as the exercise price is generally equal to the stock price on the date of grant. Under the fair value method we measure the option or warrant at the date of grant using the Black-Scholes valuation model. The model estimates the expected value of the option or warrant based on a number of assumptions, such as interest rates, our stock price, the expected life of the option or warrant and dividend yield.


Related party transactions

The Company conducts significant transactions with related parties. All material relationships with related parties are disclosed in notes to the financials statements in accordance with generally accept accounting principles and the rules and regulations of the Securities and Exchange Commission.

           Comparison of Third Quarter 2004 to Third Quarter 2003 and
  Nine Months Ended September 30, 2004 to Nine Months Ended September 30, 2003

General

Set forth below are comparisons of financial results for the quarter ended September 30, 2004 and 2003 and the nine months ended September 30, 2004 and 2003. These comparisons are intended to aid in the discussion that follows. This discussion and analysis should be read in conjunction with the financial statements and related notes contained elsewhere in this report.


                                             Three Months Ended
                                                 September 30,
                                            2004             2003         Changes      % of Changes
                                        -------------    -------------    -------      ------------
                                                          (Restated)
                                                          ----------
Item
Revenue                                    4,360,539       8,557,326     (4,196,787)      -49.0%
Cost of Sales                              1,321,677       3,316,407     (1,994,730)      -60.2%
Gross Profit                               3,038,862       5,240,919     (2,202,057)      -42.0%
Expense (exclusive of
Depreciation)                              4,648,489       3,965,699        682,790        17.2%
Depreciation
                                             417,230          51,003        366,227       718.1%
Interest Expense
                                             739,415          73,820        665,595       901.7%
Other Income                                 860,899               -        860,899           -
Net Income
(Loss)                                    (1,905,373)      1,075,570     (2,980,943)     -277.2%
Cash, Accounts Receivable and Prepaid
Expense, etc                               7,876,739       7,867,041          9,698         1.2%
Property and
Equipment
(Net of Depreciation)                      4,949,249       1,263,844      3,685,405       291.6%


                                              Nine Months Ended
                                                September 30,
                                            2004             2003          Changes       % of Changes
                                        -------------    -------------     -------       ------------
                                                          (Restated)
                                                          ----------
Item
Revenue                                   13,529,770       30,192,199     (16,662,429)      -55.2%
Cost of Sales                              3,869,367       13,446,849      (9,577,482)      -71.2%
Gross Profit                               9,660,403       16,745,350      (7,084,947)      -42.3%
Expense (exclusive of
Depreciation)                             13,607,517       11,143,662       2,463,855        22.1%
Depreciation
                                             788,845          128,380         660,515       514.5%
Interest Expense                           2,825,443          316,470       2,508,973       792.8%
Other Income                               1,132,724                -       1,132,724           -
Net Income
(Loss)                                    (6,428,728)       4,665,666      (11,094,394)     -237.8%


Our revenues decreased from $8,557,326 in the third quarter 2003 to $4,360,539 in the third quarter 2004. The revenue for the nine month period decreased from $ 30,192,199 in 2003 to $13,529,770 in 2004. Since we determined to focus our resources solely on our contact center business, we are no longer marketing our ISP services, therefore no new customers have been added. As a result, our ISP Revenue has been declining. Our attrition rate has been stabilized at a low percentage. We expect a gradual continued decline of revenues from the ISP business and an increase in revenue from our contact center business. Our overall decline in revenues occurred notwithstanding that our revenue from our contact center business for the three month and nine month periods were $878,554 and $1,019,295 respectively.

Our cost of sales for 2004 includes the costs of maintaining our service to our customer base which includes customer care costs and telecommunication costs for our internet provider services. The costs of maintaining service to our customer base represent a much smaller component of cost of sales but are an on-going cost. As a result, our cost of sales have declined significantly in 2004. Our costs of sales in the third quarter of 2004 were $1,994,730 lower than costs in the third quarter 2003 and $9,577,482 lower for the nine month period. These decreases resulted because of a decline in telemarketing efforts due to our emphasis on our new business direction. The forgoing decline occurred notwithstanding an increase in our contact center business costs, consisting primarily of labor, telecommunication and broker costs. The cost of sales for 2003 reflects high telemarketing costs resulting from increased ISP marketing efforts in the third quarter of 2003.

Our gross profit was $3,038,862 in the third quarter of 2004 compared to $5,240,919 in the third quarter of 2003. The gross profit for the nine month period for 2004 was $9,660,403 compared to $16,745,330 for the nine month period in 2003. The decrease in gross profit resulted from lower sales not withstanding a reduction in costs of sales. Notwithstanding the decrease in gross profit our gross profit margins increased substantially from 61.2% in the third quarter of 2003 to 69.7% for the third quarter of 2004 and the gross profit margin for the nine month period for 2003 was 55.5% as compared to the nine month period for 2004 of 71.4%. Our increased gross profit margins are a result of decreased telemarketing and fulfillment costs as described above.

Depreciation expense was $417,230 in the third quarter of 2004 compared to $51,003 in the third quarter of 2003. Depreciation expense for the nine month period of 2004 was $788,895 compared to $128,380 for the nine month period in 2003. The increase in depreciation expense is due to depreciation of significant acquisitions of property and equipment related to the development of call centers in the Philippines in 2004.

Total expense (exclusive of depreciation) increased from $3,965,699 in the third quarter 2003 to $4,648,489 in the third quarter 2004. Total expense for the nine month period for 2003 (exclusive of depreciation) was $11,143,662 as compared to $13,607,517 for 2004. Included in these expenses is an increase of $966,727 in selling, general and administrative expenses resulting from increased salary, travel and professional fees for our contact center business. This was in part offset by a decline in bad debt expense due to a decrease in the amount of charges to the holdback and reserves of our billing houses as a result of decreased billings from our ISP business.

As a result of the foregoing we had a loss from operations of $2,026,857 in the third quarter 2004 compared to income from operations of $1,224,217 in the third quarter 2003. The nine month period for 2004 reflects a loss of $ 4,736,009 as compared to a profit of $5,473,308 for 2003.

Interest expense was $739,415 in the third quarter of 2004 compared to $73,820 in the third quarter of 2003. Interest expense for the nine month period of 2004 was $2,825,443 compared to $316,470 for the nine month period in 2003. The increase in interest expense is mainly due to the amortization of discounts on convertible debt issued during the second quarter of 2004. $7,500,000 of convertible notes with detachable warrants were issued during the second quarter of 2004. Fair values assigned to the warrants and beneficial conversion features are charged to interest expense over the lives of the notes. $1,500,000 of the notes were repaid or converted in the second quarter, resulting in approximately $1,220,000 of interest related to the warrants and beneficial conversion features being charged to expense in the second quarter of 2004.

During the third quarter of 2004, we had a gain on extinguishment of debt in the amount of $859,287 as a result of the modification of the terms of $6,500,000 of convertible debt. The modification was treated, in accordance with generally accepted accounting purposes as an extinguishment of the old notes and the re-issuance of new notes. See the Note 6 to the financial statements included herein.

We did not have any provision for income taxes in 2004 because of the operating losses. We had an income tax provision of $491,172 for the nine month period in 2003 and $74,827 for the third quarter of 2003.

As a result of all of the foregoing, we had a loss of $1,905,373 for the third quarter 2004 compared to net income for the third quarter of 2003 of $1,075,570. The nine month period in 2004 shows a loss of $6,428,728 compared to net income for the nine month period for 2003 of $4,665,666.

                                    LIQUIDITY

Liquidity

We had working capital of approximately $2,954,188 as of December 31, 2003 and a working capital deficit of $3,363,674 on September 30, 2004. We had negative cash flow from operations in 2004 but had positive cash flow through September 30, 2004 as a result of financings during 2004.

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

Liquidity Issues

Prior to the FTC Proceeding in October 2003, we believed we would be able to continue to meet our obligations arising from our existing ISP business through cash flow from operations but would need additional financing to fund our entry to the contact center business. As a result of the proceeding we were deprived of substantial cash because of the asset freeze and escrow and incurred substantial expenses and interruption of revenue and billing. As a consequence we were unable to pay all of our expenses in the normal course of business. We therefore were compelled to take several measures including the reduction of personnel, temporary reduction of executive salaries, and postponement of most activity relating to our new business initiative. Notwithstanding a resolution of the FTC matter our liquidity problems continued particularly as we determined to proceed with our new contact center business. This direction required increased capital expenditures and operating expenses in excess of cash flow. While we proceeded with our plan irrespective of financing, we were only able to implement our plan in a meaningful way with additional financing. In 2004 we received additional financing (described under "2004 Financing") which enabled us to begin implementation of our plans. We have proceeded with the next level of plans in the belief that financing would be available and we have made commitments based on that belief. Since some obligations were due ahead of financing receipts we are experiencing significant cash flow problems. There is no assurance we will obtain adequate financing. In addition there are notes aggregating over $3,400,000 which are due or may become due by January 2005.

Development Milestones

Depending on financing and other factors we intend to add approximately 3,800 additional seats to our existing and new Philippine facilities in the next two quarters. The following discussion sets forth our anticipated milestones, a two phase plan for achieving our goals together with the required funds, in excess of receipts from our service contracts.

Phase 1, to be completed in the first quarter of 2005, calls for the completion of the balance of approximately 1,700 seats at our flagship center, Epixtar House, at Eastwood in Manila as well as the completion of 1,100 seats at newly leased Epixtar Plaza on the site of the former Clark Air Force Base. The total cash outlay to build out Epixtar Plaza is forecast at approximately is 2,000,000.

During Phase 2, the Company contemplates completion of (a) Epixtar Court, a 200 seat center located in Dumaguete in the province of Negros Oriental and Epixtar Centre for which we have entered into a lease and (b) Epixtar Centre a 1,250 seat center located in the Aseana Business Park in the Makati section of Manila for which we have a signed letter of intent.

The total cash outlay of completing Epixtar Court and Epixtar Centre is estimated at $2,893,000.

We also have determined to commence the build out at an additional 900 seats at a site to be determined.

CAPITAL TRANSACTIONS

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

PREFERRED STOCK

In a June 2003 private placement, we sold 23,510 shares of our convertible preferred stock for an aggregate gross consideration of $2,351,000. For each share sold, the purchasers received five year warrants to purchase fourteen shares of our common stock of a total of an exercise price of $7.00 per share (which has since been reduced to $3.46 pursuant to the terms of the Warrant). The preferred shares are convertible at an initial conversion price of $3.50 which has been reduced to $2.00 pursuant to performance standards. The price is subject to further anti-dilution provisions. Approximately 7,010 shares have been converted into shares of our common stock.

CONVERTIBLE DEBENTURES

In December 2003, we received $500,000 from a small group of primarily institutional lenders. We issued to the lenders seven percent one year secured notes convertible into shares of our Common Stock at $4.00 per share. We also issued to the lenders five year warrants to purchase 62,500 shares of our common stock at an exercise price of $5.00 per share. Both the notes and warrants are subject to anti-dilution provisions, including price dilution, which as of September 30, 2004 have resulted in the reduction in the conversion rates and exercise prices to $2.39 and $4.09, respectively. The lenders have received a security interest but subject to certain conditions it is second to existing and future security interests. We have the right to compel conversion or exercise of a portion of the notes and warrants depending upon market condition and other factors.

2004 FINANCINGS

We have received $7.5 million in new financings. Laurus Master Fund, Ltd. provided $5 million of this financing to us pursuant to a secured convertible term note, of which $1,930,000 was to be held in a restricted cash account under the sole control of Laurus and may be released upon the fulfillment of certain conditions more fully described in the agreements with Laurus.

The term note matures in May 2007 and is convertible at an initial fixed conversion price of $2.96. In connection with the issuance of the convertible term note, we also issued to Laurus seven year warrants to purchase up to 493,827 shares of our common stock at prices ranging from $4.05 to $4.66. Of these warrants to purchase 197,531 shares, were non-exercisable until the cash in the restrictive account is released.

The remaining $2,500,000 was raised through the private sale of convertible notes and common stock purchase warrants to accredited investors. Notes in the principal amount of $1,000,000 or "Bridge Notes" were convertible at a price of $2.37 per share and are secured. The holders of the remaining $1.5 million of convertible notes had the right to convert their notes into shares of our common stock at a price of $2.96 per share or receive the repayment of their principal amount, plus interest. We have repaid $925,000 of the principal of these notes with the balance converted into 195,552shares of common stock.

In addition, the holders of the notes received five year warrants to purchase an aggregate of 136,073 shares of our common stock at initial exercise prices of between $5.05 and $4.66. The Bridge Notes and these warrants are required to be converted or exercised in certain circumstances.

We also issued placement agent warrants in connection with each of the above transactions. An aggregate of 254,316 shares of our common stock is subject to these warrants of which warrants to purchase approximately 67,564 shares was deferred until the restrictive cash account referred to above is released. The terms of the placement agent warrants are varied, as a portion of these warrants were issued in connection with each transaction and the price and the number of shares were determined in connection with each such transaction.

The exercise and conversion prices of all the above securities are subject to price and other adjustment.

Each of the Notes contain restrictions on certain actions we may take, including restrictions on dividends, stock repurchases, incurring indebtedness, creating security interests in our assets and changing of our business.

All the above described securities are restricted and we have undertaken to file a registration statement covering the resale of shares of Common Stock issuable upon conversion of these notes and exercise of these warrants. Pursuant to a registration rights agreement entered into with the holders of the above convertible notes, beginning in October 2004, the Company must pay the holders of the notes $100,000 for every 30 days until such time that the registration statement covering the resale of the common stock issuable upon conversion of the notes and exercise of the warrants becomes effective.

Because of our continuing capital requirements, we were required to obtain release of amounts from some of the restricted accounts. In August 2004, Laurus agreed to release $1,000,000 of the restricted amount of their Note in return for the reduction of the conversion price of the note and the exercise price of all their warrants to $ 2.15. We have also agreed to similarly reduce the exercise price of the placement warrants associated with the Laurus transaction. In September 2004, we received approximately $400,000 from Laurus previously held in a restricted reserve account securing in part notes held by Laurus and Bridge Note Holders aggregating $6,000,000. In consideration for the release, we
(i) adjusted the conversion price of the these notes to $2.10 per share and (ii) granted new warrants to purchase 600,000 shares of our common stock at an exercise price of $2.15. The Laurus Note is convertible into 2,380,952 shares of our common stock. Laurus received 500,000 of the additional warrants. The Bridge Notes are now convertible into 476,190 shares of common stock and the holders received an additional 100,000 of the additional warrants at $2.15 per share.

In connection with the purchase of equipment for our contact center business, on October 12 2004, we borrowed $500,000 pursuant to a 6% note due December 15, 2004. In connection with the loan, one of our stockholders agreed to transfer to the lenders warrants currently held by such stockholder to purchase 200,000 shares of our Common Stock at an exercise price of fifty cents per share.

On October 15 2004 we and our wholly subsidiary Voxx Corporation sold a $550,000 Joint 5% Unsecured Subordinated Convertible Promissory Note due May 2007. Voxx is a wholly-owned subsidiary of Epixtar and is the holding company for our subsidiaries that are operating our contact center business. Pursuant to the agreement, in the event Voxx becomes a public company the then outstanding Notes are immediately converted into shares of Voxx common stock. The rate of interest has been increased to 10% per annum based upon the non-occurrence of Voxx becoming a public corporation. Until Voxx is a public company the holder may convert his entire note into shares of our Common Stock at a fixed conversion price related to market but not less than $1.00 The Notes shall be subordinate in all respects to the Senior Debt.

Other Financing

We have also financed our expansion with equipment leases and landlord financing for facility improvements. The latter are repayable through amortization payments added to or paid with the rent for the facility.

             COMPARISON OF CASH FLOW OF Third QUARTER 2004 WITH 2003

Our cash and cash equivalents as of September 30, 2004 were $1,723,305 compared to $2,538,193 as of September 30, 2003 and $1,342,186 as December 31, 2003.

We had negative cash flows from operations of $2,310,924 for the nine month period of 2004 compared to a positive cash flow of $73,115 for the nine month period of 2003. The negative cash flow for 2004 was the result of the $6,428,728 net loss offset by non-cash charges to income related to the amortization of beneficial conversion features and discounts on convertible debt of $2,412,722, depreciation expense of $788,895, a gain on extinguishment of debt of 1,140,537 and other non-cash charges amounting to $917,383. Uses of cash that did not affect net income included adecrease n accounts receivable of $1,077,802, a decrease in accounts payable and accrued expenses of $1,204,126 and a decrease of deferred revenues of $674,908. These decreases in liabilities resulted from decreased ISP activity. Cash flows from operations, of $73,115 for the nine month period in 2003 resulted from a $3,723,399 increase in accounts receivable during a period of increasing revenues from our ISP business. The $4,665,666 of net income was further offset by a decrease in deferred revenues of $1,518,178 due to a large amount of 2002 billings being recognized in 2003.

Net cash used in investing activities for the nine month period in 2004 was $2,682,604 compared to $344,350 in 2003. The increase in capital spending is a result of the development of the Company's contact center business in the Philippines.

Net cash provided by financing activities for the nine month period in 2004 was $5,373,356 compared to $1,868,328 in 2003. The increase in cash flows provided by financing activities for the nine months in 2004 is a result of the $7,500,000 of debt financing, net of loan costs and the repayment of $925,000 of the financing in 2004. In 2003, the cash provided by financing activities was a result of the sales of preferred stock.


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

Our chief executive officer, after supervising and participating in an evaluation of the effectiveness of our controls and procedures, has concluded that as of the evaluation date, the Company's internal and disclosure controls and procedures were effective.

There were no significant changes in our internal and disclosure controls or in other factors that could significantly affect such internal and disclosure controls subsequent to the dates of their evaluation.

                                     PART II


ITEM 1: LEGAL PROCEEDINGS

ITEM 2. CHANGES IN SECURITIES


In July 2004, we issued 87,982 shares of common stock related to the acquisition of the net assets of a call center located in the Philippines and 15,652 shares for the acquisition of a prepaid phone card company. The issuance of these securities was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof.

IN the third quarter the holders of our convertible preferred stock elected to convert 5,510 shares of preferred stock into 297,896 shares of the common stock. The issuance of these securities was exempt from the registrations requirements of the Securities Act pursuant to the provisions of Section 3(a) (9) thereof.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(b) Reports on Form 8k

The Company filed an 8-K dated July 30 2004 relating to Item 5.

The Company filed an 8-K dated August 18, 2004 relating to Items 5.

The company filed an 8-K dated September 16,2004.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                       Epixtar Corp.
                                                 -----------------------
                                                       (Registrant)

Date November 19, 2004                                 David Srour
     -------------------------------             -----------------------
                                                       (Signature)*

Date November 19, 2004                                 Irving Greenman
                                                 -----------------------
                                                       (Signature)*



     *Print the name and title of each signing officer under his signature