Form 10-K
period 2004-12-31
EPIXTAR CORP
filed 2005-04-15
CIK 1099730

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE TRANSITION PERIOD FROM___________ TO___________

                                    011-15489
                             ----------------------
                             Commission file number

                                  EPIXTAR CORP.
                ------------------------------------------------
                (Name of Registrant as specified in Its Charter)

                 FLORIDA                                     65-0722193
     -------------------------------                    -------------------
     (State or other jurisdiction of                      (I.R.S. Employer
      incorporation or organization)                    Identification No.)

            11900 BISCAYNE BOULEVARD
                    SUITE 700
                 MIAMI, FLORIDA                                33181
     ----------------------------------------                ---------
     (Address of principal executive offices)                (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (305) 503-8600

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class                    Name of Each Exchange on Which Registered
-------------------                    -----------------------------------------
   Not Applicable                                  Not Applicable

Securities registered under Section 12(g) of the Act:

        COMMON STOCK, PAR VALUE $0.001 PER SHARE

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to filed such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] , No[ ].

        Indicate by check mark if disclosure of delinquent filers in response to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [ ] , No [X].

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES [ ] No [X]

        The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of June 30, 2004, based on the last sales price for such shares on such date, was $10,502,183.

        The number of shares outstanding of the Registrant's Common Stock, as of March 31 2005 was 12,150,356.

                       DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable

                                TABLE OF CONTENTS

                                                                                                  PAGE
                                                                                                  ----
PART I

Item 1.  Business                                                                                   1
Item 2.  Properties                                                                                21

Item 3.  Legal Proceedings                                                                         22

Item 4.  Submission of Matters to a Vote of Security Holders                                       24

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer
          Purchases of Equity Securities                                                           24
Item 6.  Selected Financial Data                                                                   26

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operation.     27
Item 7A  Quantitative and Qualitative Disclosures About Market Risk                                37
Item 8.  Financial Statements and Supplementary Data
Item 9   Changes in and Disagreements With Accountants on Accounting and Financial Disclosure      38
Item 9A. Controls and Procedures                                                                   38
Item 9B. Other Information                                                                         38

PART III

Item 10. Directors and Executive Officers of the Registrant                                        39
Item 11. Executive Compensation.                                                                   42
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
         Matters                                                                                   44
Item 13. Certain Relationships and Related Transactions                                            45
Item 14. Principal Accountant Fees and Services                                                    46

PART IV

Item 15. Exhibits, Financial Statement Schedules.                                                  47

                           FORWARD-LOOKING STATEMENTS

Certain statements contained herein may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements are subject to various known and unknown risks and uncertainties and we caution you that any forward-looking information provided by or on behalf of us is not a guarantee of future performance. Our actual results could differ from those anticipated by such forward-looking statements due to a number of factors, some of which are beyond our control. All forward-looking statements which may be contained in this Annual Report on Form 10-K., are made as of the date that such statements are originally published or made, and we undertake no obligation to update any such forward-looking statements. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in Section 27A of the Securities Act,
Section 21E of the Exchange Act, and the Private Securities Litigation Reform Act of 1995.

                                     PART I

ITEM 1.     BUSINESS

All references to "we," "our" and "us" in this Annual Report on Form 10-K refer to Epixtar Corp. and its subsidiaries.

INTRODUCTION

We engage in two primary lines of business: Business Process Outsourcing (BPO) and Internet Service Provider (ISP). Until 2004, our revenues were mainly derived from the ISP business, which provides Internet services, including unlimited Internet access and email, to small business subscribers. In the fiscal year ended December 31, 2004, our ISP business generated approximately 88% of our revenues. As a result of ongoing interaction with the BPO and contact center industry in connection with our ISP business, combined with extensive analysis of the contact center industry, we made the strategic decision to focus our energies and resources on developing and operating offshore contact center services in our BPO line of business. As a result of this decision, we intend to maintain rather than expand our ISP business to concentrate our efforts in the offshore contact center services area.

To facilitate this decision, we recently reorganized and transferred our wholly owned subsidiary (Epixtar BPO Services Corp, renamed Epixtar International Contact Center Group, Inc. effective January 5, 2005) to a newly formed, wholly owned subsidiary, Voxx Corporation. Epixtar International Contact Center Group, Inc. is the owner of our existing contact center subsidiaries and is expected to be the contracting party for service agreements, which will be performed by Epixtar Philippines IT Enabled Services Corporation and any other subsidiary that may operate a contact center. Voxx Corporation is the holding company for all of our contact center business and is the indirect owner of Epixtar Philippines IT Enabled Services Corporation. Voxx or one of its subsidiaries will be the owner of any new subsidiaries formed for our contact center business.

National Online Services, Inc., Liberty Online Services, Inc., Ameripages, Inc., and B2B Advantage, Inc. are the subsidiaries engaged in our ISP business. These four subsidiaries are wholly-owned by NOL Group, Inc., one of our wholly-owned subsidiaries, and are entirely distinct from our BPO and contact center businesses. NOL Group, Inc. is the holding company for our ISP business.

Our revenues and net loss for the year ended December 31, 2004 were $17.7 million and $9.7 million, respectively. Substantially all of our revenues in 2004 were derived from our ISP business.

All of our revenues for each of the fiscal years ended December 31, 2004, December 31, 2003 and December 31, 2002 were derived from U.S. customers. Our long-lived assets located in the United States in the fiscal years ended December 31, 2004, December 31, 2003 and December 31, 2002 were $1.3 million, $986,000 and $407,000 respectively. All our other long-lived assets were located in the Philippines for those periods, which were $3.8 million in 2004, $278,000 in 2003 and $0 in 2002.

CORPORATE BACKGROUND AND HISTORY

We were incorporated as a Florida corporation in 1994 under the name PastaBella, Inc. In 1997, we changed our name to Global Asset Holdings, Inc. We adopted our current name, Epixtar Corp., in 2002. We had no business until November 14, 2000, when we acquired an 80% membership interest in SavOnCalling.com, L.L.C. for 2,000,000 shares of our common stock. SavOn was engaged in the marketing and resale of domestic and international telecommunications services. SavOn is no longer in business and in 2003 was reorganized under the federal bankruptcy laws. We acquired NOL Group, Inc. in March 2001 from Transvoice Investments, Ltd., an affiliated party, and Mr. Sheldon Goldstein for 2,000,000 shares of our common stock. In January 2005, we acquired all of the shares of Innovative Marketing Strategies, Inc. (IMS) for a purchase price of $7,500,000 plus the substitution of our guarantee of IMS debt previously guaranteed by of the shareholders.

BUSINESS PROCESS OUTSOURCING (BPO) BUSINESS

OVERVIEW

Since the third quarter of 2003, we have placed our resources and energies into developing our BPO and contact center business rather than expanding our ISP business, which we no longer actively market.

We believe we have developed a desirable and efficient model for BPO services in our overseas operations and we intend to take advantage of the growing market trend for United States enterprises to outsource marketing and other functions to overseas entities. We currently operate approximately 1,400 contact center seats and have plans for development of 4,000 additional contact center seats. Our plan for growth and development is focused on gaining talent to develop, acquire and operate our contact centers, building contact center seats through organic growth and acquisition, and expanding existing client relationships.

Our BPO services concentrate on contact center activities from our facilities in the United States and the Philippines. From our Philippine facilities, we provide customer management services for U.S.-based clients who wish to outsource this function to a high quality, lower cost provider. Our facilities in the Philippines include call centers in Metro Manila,including Alabang, Makati, and Eastwood City and newly-leased facilities on the site of the United States' former Clark Air Force Base and in the Aseana area of Manila for the development of additional contact center seats. Our facilities in the United States include three contact centers and a network operations center, which are used to source, test and transition business to our Philippine facilities, and our headquarters in Miami. We currently service ___ U.S.-based clients in a variety of industries, including financial services, media and telecommunications. Our services involve marketing campaigns, inbound services for customer care, and outbound services such as data collection and customer acquisition for clients. Our market approach particularly emphasizes outbound services through which we help clients secure new customers through direct sales, lead generation and appointment setting. We work closely with our client organizations to understand their business objectives and develop detailed plans for their outbound campaigns. Three of our customers in 2004 accounted for approximately 85% of our 2004 revenues.

Our revenues and net loss for the BPO and contact center segment of our business for the year ended December 31, 2004 were $2.1 million, and $13.0 million, respectively. We acquired our domestic call center operations and one facility in the Philippines in a transaction that closed in January 2005.

Through our operations in the Philippines, we believe we provide significant value to our clients by offering services at a substantially lower cost than U.S. outsourcing centers and at a quality level that is often higher than other offshore locations. The Philippines has a substantial complement of English-speaking, computer and internet-savvy college graduates who view contact center work as a suitable entry-level position for beginning their business careers. While there is a substantial pool of qualified workers who meet our criteria, there is increasing competition for these workers. We believe our employment conditions and opportunities for advancement within our organization provide us with an advantage in competing for the services of these employees. The economics of local labor rates and the strong affinity for U.S. culture are other advantages of operating in the Philippines.

BPO AND CONTACT CENTER INDUSTRY BACKGROUND

        OVERVIEW

        Business Process Outsourcing (BPO) involves contracting with an external organization to take primary responsibility for providing a particular business process or function. Companies initially used BPO to achieve cost savings in transaction-intensive, back office business processes. Beyond cost savings, BPO adoption is driven by opportunities to qualitatively improve a wide range of business processes and a desire to outsource certain activities so that management can focus on its core products and services. Call center services, also known as tele-services, are enabled on a global basis by the availability of quality communications bandwidth at reasonable costs to such English speaking countries as the Philippines.

        The BPO market includes several functionally specific submarkets, such as human resources, procurement, logistics, sales and marketing, finance and accounting, customer management, engineering, facilities management and training. Demand for BPO services has experienced strong growth in recent years. Presently, our efforts are directed toward the contact center portion of this market.

        CURRENT TRENDS IN BPO SERVICES

        The scope of outsourced customer interaction has expanded from outbound telemarketing calls to a broad spectrum of customer management services, including customer care, technical support and sales and marketing, including in-bound sales (direct response) and Internet based interaction via e-mail and chat. The delivery platform has evolved from single facility, low technology call centers to large, high volume customer care centers that use increasingly sophisticated networking, telephony and Customer Relationship Management (CRM) technologies.

        Companies now concentrate on brand building through improved customer care and increasing customer relationship value by encouraging the purchase of higher value, additional or complementary products and services. At the same time, global competition, downward pricing pressures and rapid changes in technology make it increasingly difficult for companies to cost-effectively maintain the in-house personnel and infrastructure necessary to handle all of their customer management needs. We believe these trends, combined with rapidly expanding consumer use of alternative communications, such as the Internet and e-mail, have resulted in increased demand for outsourced customer management services.

        We believe the factors that influence companies to outsource customer management services include:

        o   significant cost benefits;

        o the importance of professionally managed customer communications to retain and grow customer relationships;

        o the ability to free available resources and management to focus on developing core products and services;

        o increasing capital requirements for sophisticated communications technology needed to provide timely technical support and customer care; and

        o extensive and ongoing staff training and associated costs required for maintaining in-house technical support and customer care solutions.

        We expect the market for outsourced customer management services to benefit as corporations continue to shift business processes from internal operations to outsourced partners.

        TREND TOWARD OFFSHORE DELIVERY OF BPO SERVICES

        We believe that, to achieve improved BPO services at a reduced cost, many companies are moving selected front and back office processes to providers with offshore delivery capabilities. In recent years, fiber optic transport and Voice over Internet Protocol (VoIP) telecommunications services have become widely available at affordable rates. We also believe offshore providers have become more accepted by businesses and continue to grow in recognition and sophistication. Consequently, BPO services companies have established offshore operations or operate exclusively offshore.

        India currently accounts for the largest share of the offshore BPO services market. However, offshore capacity is expanding beyond India to countries such as China, Russia and the Philippines. Several high profile U.S. companies have reduced or discontinued their use of offshore customer management services in India due to dissatisfaction with the quality of service. We believe the Philippines is emerging as an attractive alternative to India as a destination for offshore outsourcing services, particularly in BPO services that require complex voice interaction in English.

OUR COMPETITIVE STRENGTHS

        We believe our competitive strengths will allow us to successfully create a sustainable position as a leading offshore outsourced services provider, including:

        PHILIPPINE-BASED DELIVERY MODEL. The Philippines is a growing market for outsourced service providers and we are one of the market leaders in the Philippines. We believe the English speaking workforce and modern telecommunications infrastructure in the Philippines enable us to provide consistently high quality services at costs generally comparable to other offshore locations and substantially lower than the United States.

        STRONG INDUSTRY EXPERTISE. We have particular expertise in several industries that have a high demand for complex customer management services, such as financial services, telecommunications and publishing. With substantially all of our revenues derived from these industries, we have gained a deep understanding of each of them. This expertise has enabled us to provide customized, high quality services in these industries quickly and efficiently and we believe it enhances our ability to attract major clients.

        ATTRACTIVE EMPLOYMENT CULTURE. We have established a corporate culture that enables us to attract and retain talented, educated professionals. We have a solid base of training supported by continuous improvement through coaching, mentoring and supplemental training. Our organization is highly structured with clear paths for career advancement. Within each of our facilities, we maintain a career center housing our recruiting staff and information explaining opportunities for advancement and edification while employed with us. We offer state-of-the-art facilities in which our employees work. We believe that our employee retention enables us to lower our recruiting costs and provide consistent quality to our clients.

        ROBUST INFRASTRUCTURE THAT CAN BE READILY EXPANDED TO MEET THE NEEDS OF OUR CLIENTS. We have built a state-of-the-art technological and telecommunications infrastructure, and have invested in employee recruitment, training and retention, which enables us to consistently meet or exceed the growing needs of our clients.

OUR COMPETITIVE CHALLENGES

We face challenges as our business evolves, including those discussed below.

        NEGATIVE PUBLIC PERCEPTION. Offshore outsourcing has become a politically sensitive topic in the United States. Organizations and public figures have publicly expressed concerns about a perceived association between offshore outsourcing providers and the loss of jobs in the United States, and various state and federal legislation is pending that could affect us.

        LOW-PRICED PROVIDERS IN INDIA. Many companies compete with us primarily on price and may be able to offer lower prices to potential clients. Outsourcing providers located in India, in particular, offer customer management services at prices that are often lower than the prices we offer.

        IN-HOUSE CUSTOMER MANAGEMENT GROUPS. We face the challenge that clients and potential clients may choose to perform some or all of their customer care, technical support, collections and back office processes internally.

OUR GROWTH STRATEGY

In order to build a leading position in the offshore BPO services market, we are focusing on the following strategies.

        PHILIPPINE-BASED DELIVERY MODEL. Based on extensive due diligence we have elected to establish our contact centers primarily in the Philippines. The Philippines is an attractive and growing destination for offshore BPO with the third largest English speaking population in the world. The Philippines has a large pool of skilled, college-educated professionals who speak fluent English with minimal accents. Generally, Filipinos are familiar with Western business practices and have an affinity for U.S. culture, offering advantages to companies that provide services interacting with U.S. consumers and businesses combined with greater facility in processing U.S. business transactions. In addition, the Philippines has a well-developed telecommunications and utility infrastructure as well as an attractive business environment for BPO companies. We have leveraged the infrastructure via high-capacity fiber optic lines provided through leading communications companies to all of our locations in the Philippines.

        The Philippine government has encouraged foreign investment and provided significant assistance to our industry through the abatement of corporate income taxes, changes to the country's educational curriculum and relaxation of certain regulatory restrictions. The personnel and infrastructure available in the Philippines enables us to provide BPO services at a substantially lower cost than U.S. outsourcing providers and, we believe, at comparable or superior quality levels. We believe our educated, English-speaking workforce enables us to provide consistently high quality BPO services at costs comparable to other offshore locations and substantially lower than the United States.

        CONTACT CENTER SEAT DEVELOPMENT. We plan to build contact center seats through organic growth and acquisition. We are currently operating approximately 1,400 contact center seats and plan to develop an additional 4,000 contact center seats, through the expansion of seats at our flagship facility in Eastwood City, Manila and through the development of new facilities. We anticipate that each contact center will have the capability to operate 24 hours per day, seven days per week. Our contact centers are expected to have the capability for a variety of outsourcing purposes, including data management, business processing and fulfillment services, but will be primarily providing inbound and outbound calling services for our clients.

        ACQUISITION OF ADDITIONAL CLIENTELE. We intend to attract additional customers through strategic acquisitions and organic growth, including offering broader services and marketing to new industries. We sell our contact center services through a direct sales force focusing on large enterprise customers, and via channel sales to develop relationships with outside agents and brokers with direct entree into targeted enterprises and with the acquisition of IMS through domestic contact centers intending to source programs offshore for existing clients with an expressed desire to move through programs out of domestic facilities. We also focus on gaining market share through developing business from potential new enterprise customers that are primarily within the communications and financial services markets.

        BROADEN SERVICE OFFERINGS. We intend to optimize our platform by providing additional BPO services that draw on our cost-effective, skilled workforce. We currently provide the majority of our services during the Philippine nighttime hours (U.S. daytime hours). We intend to use our existing infrastructure to provide services during the daytime in the Philippines that do not require live customer interaction, such as document processing, email support and other back office services.

        EXPAND TO ADDITIONAL COUNTRIES. We will explore expanding our operations into new countries to enhance geographic diversification, provide new services and enter new markets. We believe that countries, both in Asia and in Latin America, that have an educated, English and/or Spanish (for programs involving Spanish speaking U.S. residents) speaking workforce at reasonable wage rates would be the most likely areas for geographic diversification of our operations. However, we are still assessing these opportunities and have not identified any specific location for expanding our outsourcing operations.

        PURSUE SELECTIVE STRATEGIC ACQUISITIONS. We will consider acquiring complementary BPO business or assets, such as companies focused on back office services, companies located in new geographic regions, or client contracts of distressed domestic outsourcing companies.

        LEVERAGING ISP EXPERIENCE. We have gained substantial expertise and operations effectiveness from our ISP business in various aspects of our BPO business, including product development, business development, fulfillment and support, which we plan to use to expand and develop our existing client relationships. We acquired IMS in a transaction that closed on January 7, 2005, which has a complement of Fortune 500 clients in the financial services sector whose contact center utilization is targeted to grow in the Philippines.

IMPLEMENTATION OF OUR CONTACT CENTER BUSINESS

Voxx Corporation is the wholly-owned subsidiary which operates and is the holding company for our foreign contact center and BPO businesses. We have aligned all of our call center assets under Voxx Corporation. We believe we have developed a desirable and efficient model for BPO services in our offshore operations, and we intend to take advantage of the growing market trend for United States enterprises to outsource marketing and other functions to offshore entities.

As part of our plan for success in this arena, we focus on gaining talent to develop, acquire, and operate our contact centers; building contact center seats through organic growth and acquisition; and expanding existing relationships. We have also gained substantial expertise and operations effectiveness in various aspects of our BPO business including product development, business development, fulfillment, and support.

Prior to the third quarter of FY 2003, we did not operate contact center seats. However, we trained contact center personnel, prepared scripts, and monitored operations for compliance with Unites States law and our policies in connection with customer acquisition campaigns for our own products and services sold through third parties.

In Manila, Philippines, we currently operate approximately 1,000 contact center seats and are targeted for development of approximately 5,500 total contact center seats. One of the facilities is in Alabang, a suburb of Manila, which we have been operating since September, 2003 and completed the acquisition of the call center's assets in the first quarter of FY 2004. The Alabang center currently has 150 operational seats. Our second center is in Eastwood City, Manila, which currently operates 750 seats and we expect to develop this, our flagship facility, to approximately 1,750 seats. Eastwood also serves as our regional headquarters for the Philippines. With our IMS acquisition we operate approximately 100 seats in a center in Makati, the central business district of Manila. We have recently entered into an arrangement with another call center operator to utilize the center at Alabang. Pursuant to this arrangement, this operator will absorb all costs of operating this center and pay us an additional $37,500 per month. The other operator has the right to acquire the seats at Alabang from us for nominal consideration after two years.

As we move forward with our seat development strategy, we plan to continue hiring additional supervisory and staff personnel to support our facilities as required. Additional capital equipment, by purchase or lease, in the Philippines and Miami will also be required for this expansion.

Our development progress also includes the following:

        o As set forth below in "Business Process Outsourcing Business - Recent Acquisition" we have acquired all the shares of IMS, including its operating subsidiary in Manila, with 100 operational seats. IMS has a complement of Fortune 500 clients in the financial services sector whose contact center utilization is targeted to grow in the Philippines. IMS operates approximately 400 seats across three U.S. contact centers in Kansas, Minnesota, and West Virginia. In addition, IMS operates a network operations center (NOC) in North Carolina. The U.S. centers will remain in operation to source, test, and transition business to our offshore facilities.

        o We have signed five-year leases to occupy space in the Berthaphil Business Park located in the Clark Special Economic Zone (CSEZ), the former Clark Air Force base in the Philippines. The 31,280 square foot facility at the site of the former Base Exchange (BX), along with a newly constructed 21,011 square foot adjacent building, will be renamed Epixtar Plaza and have approximately 1,000 seats of contact center capacity when completed. We project to be fully operational at this site in the second quarter of 2005.

        o We have signed a lease approximately 5,500 square meters (about 59,201 sq. ft.) of new office space. The space represents the top level of a two-story building that should be ready for occupancy in the late second quarter of 2006. It is located in the Aseana area of Manila. We anticipate that the new facility, once completed, will add an additional approximately 1,250 contact center seats to our Philippine operations.

The following chart contains a summary of current off-shore seats in operation and targeted for development:

                                          Additional        Total
                         Current       Seats Targeted     Projected
      Center           Operational     For Development      Seats
------------------     -----------     ---------------    ---------

Eastwood                       750               1,000        1,750
Alabang                        150                   0          150
Clark                            0               1,000        1,000
Makati                         125                (125)           0
Aseana                           0               1,250        1,250
Other                            0               1,000        1,000
                       -----------     ---------------    ---------
TOTAL SEATS                  1,025               4,125        5,150
                       ===========     ===============    =========

We anticipate that each contact center will have the capability to operate 24 hours per day, seven days per week. We are initially targeting full occupancy with the goal of 1.4 shifts per day depending on availability of contracts. In addition, each contact center will employ administration and supervisory staff. Our contact centers are expected to have the capability for a variety of outsourcing purposes but will be primarily providing in-bound and out-bound voice services for our clients. Our contact centers are available to handle various other outsourcing services for clients, including data management, business processing, and fulfillment services.

The above description represents our present plans and is subject to change based upon the availability of financing and other factors. The absence of funds, construction and/or equipment delivery delays, and other factors could prevent us from fulfilling all our plans and/or prolong the timetable.

OUR SERVICES

We specialize in providing high quality, inbound customer management services to companies that seek to enhance customer satisfaction and loyalty and reduce costs. We combine our industry expertise and advanced technology to provide a range of integrated and seamless customer management services.

        CUSTOMER MANAGEMENT SERVICES

        We offer a wide range of customer management services to our clients and their customers. We have a client services group dedicated to designing and customizing these services for each client. Our client services group collaborates with each client on an ongoing basis and coordinates our internal resources to design, deploy and maintain efficient, integrated services between our technology infrastructure and our clients' systems. We address our clients' service strategies, anticipated volume and service levels, reporting and analytical requirements, networking and security, back-end system integration, and training and staffing needs.

        Our fee arrangements are generally customized for each client on a case-by-case basis. Our fee arrangements depend on a variety of factors, including the types and complexity of services we render for the client, service level requirements, the number of personnel assigned to provide the services, the complexity of training our personnel to provide the services, and the information technology and telecommunications requirements necessary to render the services. Our customer management fees generally consist of time-delineated or session-based fees, including hourly or per-minute charges and charges per interaction, and implementation fees, including charges for installing and integrating new clients into our telecommunications, information technology and client reporting structure.

        We provide the following types of customer management services through multiple integrated communications channels, including telephone and e-mail.

        o OUTBOUND SALES AND SUPPORT. We help client organizations secure new customers through direct sales, lead generation and appointment setting. We work closely with client organizations to understand their business objectives and develop detailed plans for their outbound campaigns. We also provide outbound call services in connection with customer retention efforts for our clients.

        o INBOUND SALES. We handle inbound calls from customers purchasing products and services from our clients, including telecommunications services, Internet services and consumer products and services. Our professionals are specifically trained to identify opportunities to sell other products and services offered by our clients. For some clients, an important aspect of our sales activity includes seeking to retain customers who call to cancel our clients' services.

        o CUSTOMER CARE. Our customer care services are initiated by inbound calls from customers with a wide range of questions regarding their account billing, changes in services, reservation changes, delivery updates on goods or services, complaint and issue resolution and general product or services inquiries.

        o DIRECT RESPONSE SALES SERVICES. Our direct response services involve handling inbound telephone orders or inquiries for clients in the direct marketing industry, including those calls received in response to print advertisements, infomercials and other electronic media. Our professionals answer questions and process orders for the purchase of our clients' products or services and identify opportunities to sell other products and services.

        Our reporting and analytical systems also play an important role in the customer management services we provide. Our system captures and analyzes data received through our multiple communications channels and generates client-specific interaction reports. The system also provides historical trend information to help clients monitor the volume and effectiveness of our interactions with their customers, including revenue generation.

        BPO SERVICES

        Our centers are designed primarily to deliver teleservices -- services delivered through telephone or Internet. Although we are concentrating on developing processes and infrastructure for teleservices, our contact centers have the capability to deliver various other outsourcing services for clients. These services would be performed during hours of operation when calling to areas within the continental United States would not be feasible. These services would include, but are not limited to:

        o   Transcription

        o   Data Entry

        o   Accounting

        o   Fulfillment Services

        o   Data Analysis

        o   Programming

OUR DELIVERY PLATFORM

We have developed and deployed a customized information technology infrastructure to efficiently and securely deliver our services. Our redundant systems reduce the risk of data loss and transmission failure and allow us to quickly scale to meet increased demand. Key components of our infrastructure include the following:

        o "HUB AND SPOKE" ARCHITECTURE. Our data centers located in the United States and the Philippines use a technical infrastructure designed to facilitate rapid expansion and consistency in delivering services to and from any of our outsourcing centers. Our data centers are connected to each other using multiple, redundant communication lines. Our "hub and spoke" operating model allows us to provide consistent and scalable business processes across multiple outsourcing centers. Applications and data are stored at our redundant "hub" in Miami and deployed at our "spokes" in the United States and the Philippines. This allows us to quickly and efficiently handle additional volume and services for our new and existing clients and to expand our outsourcing network by establishing new "spokes" virtually anywhere in the world that is accessible by fiber optic networks.

        o DEDICATED TELECOMMUNICATIONS NETWORK. We have designed and deployed a secure, dedicated telecommunications system that allows us to securely route multi-channel communications between the United States and our outsourcing centers in the Philippines. Our system, which is redundant and highly scalable, transmits communications traffic with negligible delay and high transmission quality over a private network leased from major telecommunications providers. Our lease agreements with these providers generally provide for annual terms and fixed fees based on the levels of capacity dedicated to us. Customer traffic is initially received by our redundant data center in Miami where we apply voice compression technologies and then seamlessly route calls to the optimal location in the Philippines based on our professionals' skill sets and availability. In most cases, these communications between the United States and the Philippines are indistinguishable from domestic communications between points within the United States.

        o ROBUST DATA SECURITY. We use several layers of information security protection, including applications and devices designed to prevent unauthorized access to data residing in our systems and aggressive monitoring of audit trails at application and network layers. All outside connections to our network must pass through a sophisticated security system that is supported by multiple firewalls. Data access to client back-end systems is also protected by these security measures. We constantly monitor the network for attacks by potential hackers. As required by our clients, we prevent our professionals from copying or transmitting customer data.

        o 24/7 CLIENT HELPDESK. We have a helpdesk staffed 24/7, which offers our clients complete coverage in the event of any system issues. We have established standardized procedures to identify and track inquiries, and we categorize and prioritize inquiries by order of importance to our clients. We also operate an information technology calling tree which allows us to escalate issues up the personnel chain of command as the situation warrants.

        o QUALITY ASSURANCE. Our quality assurance analysts use our quality management software to monitor service level compliance and randomly sample customer interactions. The system is configured for voice, data and computer screen capture to record the total customer experience and provide live monitoring and playback via a web browser from any location.

HIRING AND RECRUITING

We recognize that our professionals are critical to the success of our business as a majority of our support and service efforts involve direct interaction with customers. We believe the tenure and productivity of our professionals are directly related. Attracting, hiring, training and retaining our professionals is one of our major areas of focus. All of our Philippine-based professionals are college educated. The Philippines has a substantial complement of English-speaking, computer and internet-savvy college graduates who view contact center work as a suitable entry-level position for beginning their business careers. While there is a substantial pool of qualified workers who meet our criteria, there is increasing competition for these workers. We believe our employment conditions and opportunities for advancement within our organization provide us with an advantage in competing for the services of these employees. We have established a corporate culture that enables us to attract and retain talented, educated professionals. We believe that our employee retention enables us to lower our recruiting costs and provide consistent quality to our clients.

We have a selective, CRM-oriented recruiting program. Recruiting demands driven by sales growth have resulted in the addition of approximately 800 new personnel over the last year. Personnel requirements, one of the most challenging aspects of contact center operations, are supported by our highly sophisticated approach to recruiting and retention, including the use of local celebrity MTV VJs and retail-style career centers strategically placed throughout the Philippines. We have state-of-the-art production facilities located in Class-A office buildings that dedicate a significant portion of the floor space to recreation and training activities.

        TRAINING AND DEVELOPMENT

        We have developed a solid base of training supported by continuous improvement through coaching, mentoring and supplemental training. Our organization is highly structured with clear paths for career achievement. Within each of our facilities, we maintain a career center housing our recruiting staff and information explaining opportunities for advancement and edification while employed with us. We have developed agent training and coaching programs, and we have compensation plans that incorporate monetary and recognition-based awards.

        Candidate agents receive an extensive orientation designed to impart our culture of success, teach American culture and geography, as well as to refine and improve their accent quality. Agents are further educated on the specifics of sales and customer relationship management based on their campaign assignment and professional track. Once our agents have successfully mastered the basic induction curriculum, they graduate to comprehensive, campaign-specific training where they become familiar with the client's product or service. These courses are conducted by our trainers who have hands-on campaign experience and subject matter expertise.

COMPETITION

We believe that the principal competitive factors in our business include the ability to:

        o Provide high quality professionals with strong customer interaction skills, including English language fluency with neutral accents

        o   Offer cost-effective pricing of services

        o   Deliver value-added and reliable solutions to clients

        o   Provide industry specific knowledge and expertise

        o   Generate revenues and/or savings for clients

        o Provide a technology platform that offers a seamless experience to our clients and their customers

While we recently commenced our contact center business, we believe that we can compete effectively on all of the above factors.

The global BPO services companies with whom we compete include offshore BPO companies and U.S. based outsourcing companies. There are numerous BPO companies based offshore in locations such as India, the Philippines, China, Latin America, the Caribbean, Africa, and Eastern Europe. Our contact centers will face competition from established firms in the Philippines such as PeopleSupport, eTelecare, Ambergris, Contact World, and GlobalStride. Further, certain larger US based contact center companies have entered the Philippine local market. These companies also may have greater financial, personnel and other resources, including longer operating histories, more recognizable brand names and more established client relationships. Most of these companies compete with us primarily on price and are often able to offer lower costs to potential clients. We seek to position ourselves as a service-focused company, with a workforce attuned to U.S. culture and a focus on revenue generation for our clients.

In addition to our direct competitors, many companies choose to perform some or all of their own outsourcing services. Their employees provide these services as part of their regular business operations. Some companies have moved portions of their in house customer management functions offshore, including to offshore affiliates. We believe our key advantage over in-house business processes is that we give companies the opportunity to focus on their core products and services while we focus on the specialized function of managing their customer relationships.

SALES AND MARKETING

We sell our contact center services through a direct sales force that focuses on large enterprise customers, and via channel sales develop relationships with outside agents and brokers with direct entree into targeted enterprises that the acquisition of IMS and its domestic contact centers we intend to source programs offshore for existing clients that have expressed desire to move their programs out of domestic facilities.

The direct sales model targets the overall total lifetime value of our customers. This approach leverages existing client relationships by expanding campaigns and providing capacity to scale. This recognizes the tendency of large enterprises to run multiple campaigns concurrently and their willingness to patronize a vendor that has a pre-existing relationship with the organization. We also focus on gaining market share through developing business from potential new enterprise customers that are primarily within the communications and financial services markets.

We sell and market our clients' services while lowering their cost of customer acquisition, customer retention, and customer win-back. While our competitors focus on cost reduction and the benefits of labor arbitrage, we believe our strategy and competencies give us an advantage over other Philippines-focused players.

We offer our services at a far lower cost compared to U.S. service bureau prices, with the ability to provide comparable services at a 30-50% discount. These services will be continually developed and refined as market conditions dictate. This approach differs from the majority of our competitors that offer services based on operational efficiencies. This reflects our overall strategy of customer alignment and extensive consultation to deliver services to meet each client's objectives.

We have created performance-based recruitment, training, and coaching programs to support our agents' understanding of client objectives. This is another source of differentiation in a market where the focus is generally on technology, rather than agent development.

Another point of differentiation is an aggressive expansion plan to provide our clients with access to significant seat capacity to:

        o Address the needs of large corporations and enable them to transfer offshore, new and mature programs currently operating in the U.S.

        o Establish and reestablish previously non-economically feasible sales, marketing and other outbound campaigns.

Our economy of scale is an important factor, which we believe will lead to steadily improved margins. We will capitalize on our scale and internal seat capacity to achieve improved margins and reduce our per seat capital investments. We will concentrate our communication of these points of differentiation on industries with the highest spending rates on teleservices. These industries include telecommunications, information technology (Internet services), financial services, and direct response. These industries historically represent large consumers of contact center services and are represented in our current sales pipeline.

REGULATION

Federal, state and international laws and regulations impose a number of requirements and restrictions on our BPO business. There are state and federal consumer protection laws that apply to our business, such as laws limiting telephonic sales or mandating special disclosures, and laws that apply to information that may be captured, used, shared and/or retained when sales are made and/or collections are attempted. State and federal laws also impose limits on credit account interest rates and fees, and their disclosure, as well as the time frame in which judicial actions may be initiated to enforce the collection of consumer accounts. There are numerous other federal, state, local and even international laws and regulations related to, among other things, privacy, identity theft, telephonic and electronic communications, sharing and use of consumer information, that apply to our BPO business and to our employee's interactions and communications with others. For example, the Federal Trade Commission's Telemarketing Sales Rule applies a number of limitations and restrictions on our ability to make outbound calls on behalf of our clients and our ability to encourage customers to purchase higher value products and services on inbound calls. Similarly, the Telephone Consumer Protection Act of 1991, which among other things governs the use of certain automated calling technology, applies to calls to customers. Many states also have telemarketing laws that may apply to our BPO business, even if the call originates from outside the state.

Federal and state regulators are empowered to examine and take enforcement actions for violations of these laws and regulations or for practices, policies or procedures they deem non-compliant, unfair, unsafe or unsound. Moreover, lawsuits may be brought by appropriate regulatory agencies, attorney generals and private parties for non-compliance with these laws and regulations. Accordingly, a failure to comply with the laws and regulations applicable to our BPO business could have a material adverse effect on us.

Depending on the nature of our telemarketing engagement, we may be subject to regulations governing communications with consumers including regulations prohibiting misrepresentations in telephone sales. Since we are dealing with United States consumers, we are subject to the various do not call regulations. In addition, limits on the transport of personal information across international borders such as those now in place in the European Union (and proposed elsewhere) may limit our ability to obtain customer data. Additional federal, state, local or international legislation, or changes in regulatory implementation, could further limit our activities or those of our clients in the future or significantly increase the cost of regulatory compliance.

A variety of federal and state legislation has been proposed that could restrict or discourage U.S. companies from outsourcing their services to companies outside the United States. For example, legislation has been proposed that would require offshore providers to identify where they are located, and in certain cases to obtain consent to handling calls or sending customer information offshore. It is also possible that legislation could be adopted that would restrict U.S. private sector companies that have federal or state government contracts from outsourcing their services to offshore service providers. In addition, various federal tax changes that could adversely impact the competitive position of offshore outsourcing services are also under consideration. Any expansion of existing laws or the enactment of new legislation directly or indirectly restricting offshore outsourcing may adversely impact our ability to do business with U.S. clients, particularly if these changes are widespread.

TECHNOLOGY

Our primary Network Operation Center (NOC) is housed in a collocation facility in Miami, Florida. This collocation facility is a secured, fully monitored, communications center that has redundant fiber optic lines, and multiple service and communication provider facilities. The NOC is the central point of our technology for our contact center business. It is the destination of all inbound calls, the originating point to the domestic phone network for outbound calls and the point of control for the CTI, or computer telephony integration. The NOC is our hub for our technology enabling monitoring of activities, calls, and network quality. The NOC is where the predictive dialer/ACD (automatic call distribution) technology resides. As we continue to develop multiple centers the NOC will act as the hub for all global centers, enabling the operation of each center as part of a global virtual center. Such a virtual center allows for more efficient capacity management by directing spikes in utilization to any center connected on the network that has excess capacity. Calls are transmitted to and from the centers and agents via VoIP on leased broadband telecommunications lines to each center.

In addition, IMS operates a network operations center in North Carolina. This NOC complements our current NOC in Miami and provides additional facilities and personnel.

Every agent at each contact center location will be utilizing a personal computer and either an IP enabled phone, an analog or traditional phone or communicate directly through the personal computer enabled as an IP phone, depending upon the specific technology implemented in each case.

RECENT ACQUISITION

As of January 7, 2005 we completed the acquisition of all the shares of common stock of Innovative Marketing Strategies, Inc., a Florida corporation.

The acquisition was made pursuant to an Acquisition Agreement entered into on November 29, 2004 between Epixtar Corp. and the shareholders of IMS. The consideration paid by Epixtar Corp. to the shareholders of IMS for the acquisition was $7,500,000 and the substitution of our guarantee of IMS debt for the guarantee previously made by the shareholders. The amount of the purchase price payable at the closing was approximately $5,100,000, after deducting advances previously made by us and agreed upon adjustments. We gave the shareholders of IMS a non-interest bearing note payable in 24 equal monthly installments commencing February 7, 2005. The note is secured by a pledge of the shares of IMS acquired by us and a subordinated security interest in our assets. We anticipate that this note and a separate installment obligation to a finder in the amount of $275,000 will be paid from operating revenues.

IMS has six years experience in providing contact center services to the financial services market. This expertise has yielded contracts with banking, credit card, and mortgage companies. These services are currently delivered from approximately 400 workstations at facilities located in Duluth, Minnesota; Wheeling, West Virginia; and Pittsburg, Kansas. Its wholly owned subsidiary, IMS International, Inc. (International), operated an additional 100 workstations located in a contact center in the Philippines. Information technology, client services, and select executive functions are conducted from a network operations center (NOC) in North Carolina. The U.S. centers provide us with operations expertise and geographic diversity for domain (financial services) knowledge and redundancy. We believe that this will enhance our competitiveness.

Two of IMS' shareholders have been engaged as consultants to a subsidiary of Voxx Corporation. The third shareholder has entered into an employment agreement with a subsidiary of Voxx Corporation. Epixtar Corp. has agreed to guaranty or satisfy existing indebtedness of IMS to one of the shareholders through a cash payment and issuance of 550,290 shares of Epixtar Common stock.

INTERNET SERVICE PROVIDER BUSINESS

OVERVIEW

Our ISP services are provided by National Online Services, Inc., Liberty Online Services, Inc., Ameripages, Inc. and B2B Advantage, Inc., each of which is a wholly-owned subsidiary of our wholly-owned subsidiary NOL Group, Inc. Each of the operating subsidiaries was originally incorporated in Florida and subsequently reincorporated in Delaware. Each of these subsidiaries provides similar services such as access to the Internet through dial-up networks of third parties Qwest, and UUNet, though each subsidiary also offers a service unique to the other subsidiaries. B2B Advantage Inc., is an Internet service provider that combines an ISP service with portal access to a third party service which provides extensive accounting and legal resources, including legal forms. National Online Services, Inc., Liberty Online, Inc. and Ameripages, Inc. provide online yellow page listings and customizable websites. Due to our decision in late 2003 to focus our attention and resources on the BPO portion of our business, we no longer actively market the ISP services we provide, but continue to service existing customers.

Our ISP subsidiaries provide their services generally to small business subscribers. We believe our subsidiaries meet the needs of this class of small business by providing nationwide, unlimited Internet access and e-mail service, developing uniquely branded and customized web sites and hosting services that feature the business prominently in the online True Yellow Pages directory, registering the member-business in several major search engines, and delivering simple online solutions for several areas of the member's business. The value of the services is that they can be administered as one service for one monthly fee. The monthly fee covers the Internet provider services, yellow page listing and software and other valued-added services or products. The fee is billed to the customer's telephone bill and remitted to us by billing houses. Each of the local exchange carriers ("LECs") and billing houses charge us a fee for billing and collection.

Our revenues, and net income for the ISP segment of our business for the year ended December 31, 2004 were $15.6 million and $5.9 million, respectively. Our revenues and net income for the ISP segment of our business for the year ended December 31, 2003 were $35.7 million, and $5.4 million, respectively. Our revenues, and net loss for the ISP segment of our business for the year ended December 31, 2002 were $26.0 million, and $1.9 million, respectively.

THIRD-PARTY BILLING COMPANIES FOR ISP

We utilize the services of independent third party billing houses to perform several significant functions, including the processing of billing and collections for our ISP subsidiaries. We submit our ISP billing to one or more billing companies on a weekly basis. These bills are screened to eliminate customers who are not served with an LEC that accepts billing or otherwise does not qualify. The bills are then submitted to the respective LEC, which in turn bills the customer. Collected funds are typically remitted to us within 60 to 90 days. The billing agent may also have contact with the customer when questions arise concerning the bill. Some billing companies offer advance funding arrangements with the availability and extent of funding differing greatly. These arrangements are generally in the nature of a factoring arrangement. The billing house purchases the receivable due us giving us a percentage of the amount. The balances less fees and charges are paid upon collection.

ISP CUSTOMER CARE

We have transitioned our operation to our Miami office after attempting to outsource our customer service operations in Manila. Customers might call customer care for a variety of reasons including technical questions about the Internet access, e-mail configuration or website editing; service questions such as what is their billing date or end of trial date, questions regarding phone card usage, premium redemption requests, cancellations, or other issues regarding the service or billing. We have a trained staff of full time customer care specialists who are subject to continuing formal and informal training.

Each customer care specialist has real time computer access to relevant customer data including direct access to a customer's website and account configuration to provide technical assistance and a chronological history of events including sales, fulfillment, billing and inquiries. Calls arrive at the center either directly from calling customers or are transferred from the relevant billing companies whose 800 numbers generally appear on the customers' phone bill. The customer care specialists are also engaged in our retention policy and are advised of regulatory issues and compliance matters.

ISP REGULATORY AND COMPLIANCE MATTERS

We devote significant effort to complying with local state, federal and international regulations governing the free to pay conversion program we offer. In order to maintain our ability to serve customers and collect revenue while remaining in compliance with all applicable law, we have taken a proactive approach to resolving regulatory complaints or inquiries in each of our lines of business. Our ISP Customer Care department has initial responsibility for inquiries followed if necessary, by consideration by our compliance department for those of our ISP subsidiaries.

Most of the regulatory and compliance issues for the ISP subsidiaries revolve around allegations of unauthorized LEC billing arising from violations of the free to pay conversion rules. State Public Service Commissions, State Attorney General Offices, and the FTC attempt to prevent "cramming" or the addition of a specific charge or charges to a customer's local telephone bill without the proper authorization. We do not approve, or participate in, cramming. Our internal procedures reflected an absolute prohibition and zero tolerance for cramming. Through our billing agreements we have agreed to adhere to the highest disclosure standards. Our compliance policy included the requirement that the telemarketer, among other things, use an approved sales script and follows a prescribed verification procedure. We record each customer authorization and store the digital file for retrieval if needed to show compliance with the law.

In 2003, inquiries were made based upon alleged violations of state restrictions on calling residences, popularly known as "do not call" lists. Our target market for our ISP business has been solely businesses. These "do not call" restrictions do not apply to business telephone numbers. These complaints mainly have originated from individuals conducting their businesses at home who had improperly placed their numbers on these lists. We have procedures in place to suppress non-business phone numbers.

Despite our substantial compliance efforts, we have received numerous complaints from governmental agencies and the Better Business Bureau. While complaints may be received informally, we are subject to formal regulatory inquires as well as formal proceedings in several states. We experienced a significant drop in complaints in 2004 when we ceased actively marketing ISP services.

In July 2004, we settled an action in Missouri and investigative proceedings in Kansas and Florida. We settled these proceedings to avoid the projected litigation costs and diversion from our core business. There was no finding of wrongdoing in any settlement, and we paid no fines or penalties, other than those investigative costs and expenses set forth below. In connection with the injunctive action brought by the state of Missouri, we entered into a Stipulation for Consent Judgment and Permanent Injunction. Pursuant to the stipulation, we paid $7,500 for attorney's fees and costs incurred by the State of Missouri, and $1,770 for restitution for a total of $9,270. In Kansas, we entered into a Consent Judgment which prohibits deceptive acts and practices in connection with consumer transactions as prohibited by the Kansas Consumer Protection Act, details that the defendants deny committing unfair and deceptive practices, and calls for the payment of a total of $10,000 for investigative fees and expenses. We entered into an agreement with Florida which contained similar terms and conditions as the FTC preliminary agreement. A monetary settlement of $100,000 for investigative costs with no finding of wrongdoing has been reached.

On October 30, 2003, we and our subsidiaries, and an officer, William Rhodes, were sued and served with an ex parte temporary restraining order, asset freeze, order permitting expedited discovery, order appointing temporary receiver, and an order to show cause in an action commenced by the FTC in the United States District Court for the Southern District of New York. The order covers each of these entities, as well as their parents, subsidiaries, and affiliates. The proceeding arose out of alleged failures of our subsidiaries to comply with regulations relating to the conversion of a trial customer to a paying customer. We vigorously deny any wrongdoing and believe that our business practices are in compliance with all applicable laws. As of November 19, 2003, without any finding of wrongdoing, we agreed to enter into a preliminary injunction with the FTC. As a result, we were able to resume our ISP business subject to the oversight of a monitor. See " Item 3 - Legal Proceedings" in Part I, below for additional information concerning this matter.

ISP COMPETITION

Our Internet provider service subsidiaries face competition from other larger and more established providers such as AOL and Earthlink. In each case, many of the competitors are well established, have reputations for success in the development and sale of services and products and have significantly greater financial, marketing, distribution, personnel, and other resources than us. These resources permit these companies to implement extensive advertising and promotional campaigns, both generally and in response to efforts by additional competitors to enter into new markets and introduce new services and products.

ISP INTERNET TECHNOLOGY

Our ISP subsidiaries utilize the underlying dial-up network services of Qwest and UUNet as resold to us through other suppliers. Customers receive customizable web sites, dial-up Internet access and up to six e-mail accounts. Our core customer network infrastructure is maintained in collocation facilities in Florida. The web, e-mail, database and authentication servers are comprised of Microsoft based systems. All management of the systems of our present business takes place from offices in Florida.

OTHER INFORMATION

EMPLOYEES

        At March 31, 2005, we had a total of 1,632 employees, with 52 employees at our headquarters in Miami, Florida, 17 U.S. employees that work as expatriates in the Philippines as trainers and program managers and 999 employees in the Philippines. We had 1040 employees in operations, 399 employees in sales and marketing, 48 employees in information technology, and 152 employees in administration and executive management. None of our employees are covered by a collective bargaining agreement. All of our employees sign confidentiality agreements with non-compete provisions. In addition, all U.S. employees that work as expatriates in the Philippines sign employment agreements that contain non-compete provisions. We consider our relations with our employees to be good.

        Hiring and Recruiting

        We recognize that our professionals are critical to the success of our business as a majority of our support and service efforts involve direct interaction with customers. We believe the tenure and productivity of our professionals are directly related. Attracting, hiring, training, and retaining our professionals is one of our major areas of focus. All of our Philippine-based professionals are college educated. We pay our professionals competitive wages and offer a benefits program which includes comprehensive medical, dental and life insurance, meal allowance, and overteime pay and a thirteenth bonus month, as well as a variety of employees incentives. In 2004, we achieved an annual turnover rate of our Philippine employees of 14.42%. This figure includes employees that either left voluntarily or who were managed out.

        We believe we have developed effective strategies, resulting in a very positive record, in our recruiting program. We created a comprehensive web site, known as Call Center Career.com, to provide information about us to prospective candidates, to furnish and accept employment applications through the Internet and to track the progress of those applicants. Successful candidates must undergo multiple interviews and some testing before we extend offers of employment. We have an active employee referral program that has proven to be a cost effective means of accessing qualified potential employees.

AVAILABLE INFORMATION

        Copies of this Annual Report on Form 10-K and each of our other periodic and current reports, and amendments to all such reports, that we file or furnish pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge on our website (www.epixtar.com) as soon as reasonably practicable after the material is electronically filed with, or furnished to, the Securities and Exchange Commission, or SEC. The information contained on our website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this Annual Report on Form 10-K.

        In addition, you may read and copy any document we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the Public Reference Room. Our SEC filings are also available to the public at the SEC's web site at http://www.sec.gov.

                                  RISK FACTORS

You should carefully consider the following risk factors and all other information contained in this report. Any of the following risks could adversely affect our business, financial condition and results of operations.

WE HAVE EXPERIENCED LOSSES FROM OPERATIONS AND MAY HAVE LOSSES IN THE FUTURE. We had no operations prior to November 2000 and incurred losses in 2001 and 2002 including a loss of $11.9 million for 2002. Although we had net income of $4.4 million in 2003, we sustained a loss of $9.6 million for the year ended December 31 2004. There is no assurance that we will be able to operate profitably in the future.

THE ESTABLISHMENT OF OUR CONTACT CENTER BUSINESS HAS RESULTED IN LOSSES OR REDUCTION OF INCOME AND MAY RESULT IN FURTHER LOSSES. We have only recently commenced our contact center business. While we have extensive experience supervising contact centers for our ISP business, we had no direct operating experience prior to September 2003. Therefore, our business and future prospects are difficult to evaluate. You should consider the challenges, risks and uncertainties frequently encountered by early-stage companies using new and unproven business models in rapidly evolving markets. These include significant start-up expenses, obtaining and performing contracts with clients, hiring and retaining qualified personnel, establishing a reputation in the industry and acquiring, developing and managing contact centers, managing growth, and obtaining additional capital if required. Moreover, as we transition to our new business we will devote fewer resources to our continuing ISP business. There is no assurance we will be able to enter into substantial arrangements with clients for our contact center business or that we can develop call centers on terms favorable to us or at all. Moreover, even if we enter into any such arrangements or succeed in the development or acquisition of call center assets, there is no assurance that such arrangements with clients or any development or acquisition of contact center assets will be profitable.

IF WE DO NOT SUCCESSFULLY IMPLEMENT OUR CONTACT CENTER BUSINESS OUR SOLE REVENUE SOURCE WILL BE FROM OUR ISP BUSINESS, WHICH IS ATTRITING. While we are continuing to provide services to existing ISP customers we will concentrate our resources on our new business. Therefore, we are not actively marketing the ISP business and, as a result, we will not be able to grow or maintain it. If we do not successfully implement our new business our only source of revenues would be derived from a declining base of customers.

WE REQUIRE ADDITIONAL CAPITAL FOR OUR CONTACT CENTER BUSINESS AND THE FAILURE TO OBTAIN ADDITIONAL CAPITAL MAY RESULT IN OUR INABILITY TO IMPLEMENT OUR BUSINESS PLAN ON A TIMELY BASIS OR AT ALL. Our contact center business requires: additional personnel; the acquisition and construction of facilities for telemarketing and other operations; the purchase of additional equipment and operating capital for our contact center business while obtaining and implementing service agreements. We have devoted our resources to establishing and expanding our contact centers and financing has been slower than expected. While we have over 1,400 seats at our existing facilities, we are experiencing negative cash flow and need additional financing for working capital and to develop additional planned contact centers. Moreover, we will require additional capital to complete any acquisitions. In addition, we have experienced a general working capital shortage. Consequently, we require immediate financing.

Aside from these capital requirements we may also need additional funds in the future based upon:

        o   The timing of offshore BPO services contracts

        o   Required enhancements to operating infrastructure

        o   Upgrades and refreshes to keep pace with technological change

        o   Increasing costs

        o   New technologies

        o   Additional capacity

        o   Introduction of new services

        o   Increased competition and competitive pressures

We intend to seek additional equity or debt financing. The sale of additional equity securities or convertible debt securities will result in additional dilution to our stockholders and may increase the amount of our indebtedness. We may be unable to secure financing in sufficient amounts or on terms acceptable to us, if at all, in which case we may not have the funds necessary to finance our ongoing capital requirements or execute our business strategy or meet future needs.

WE HAVE DEBT OUTSTANDING THAT COULD ADVERSELY AFFECT OUR ABILITY TO OBTAIN FUTURE FINANCING AND NEGATIVELY AFFECT OUR BUSINESS. We are obligated pursuant for borrowings in the aggregate principal amount of over $10,000,000, which are secured by all of our assets and/or contain restrictions on our future activity, including the declaration of dividends and the incurrence of additional indebtedness. These security interests and/or restrictions reduce our ability to obtain future financing and enter into acquisitions and other transactions. To obtain the release of funds held as security pursuant to these loans we were required to modify the conversion and exercise prices of existing securities and issue additional warrants. We may have to obtain additional waivers from these note holders in the future and may be required to issue additional securities or other consideration in return for such a waiver.

Our outstanding debt is approximately $17.5 million, exclusive of accounts payable, accrued expenses and other operating liabilities could:

        o require us to dedicate a substantial portion of our cash flows from operations to pay debt service costs, thereby reducing the availability of cash to fund working capital and capital expenditures and for other general corporate purposes;

        o make us more vulnerable to economic downturns and fluctuations in interest rates, less able to withstand competitive pressures and less flexible in reacting to changes in our industry and general economic conditions; and

        o place us at a competitive disadvantage as compared to less leveraged companies.

A REVERSAL OF INDUSTRY TRENDS TOWARD OFFSHORE OUTSOURCING DUE TO NEGATIVE PUBLIC REACTION IN THE UNITED STATES AND RECENTLY PROPOSED LEGISLATION MAY ADVERSELY AFFECT DEMAND FOR OUR SERVICES.

Our business depends in large part on U.S. industry trends towards outsourcing business processes offshore. The trend to outsource business processes may not continue and could reverse. Offshore outsourcing has become a politically sensitive topic in the United States, particularly in the recent Presidential election. Many organizations and public figures have publicly expressed concerns about a perceived association between offshore outsourcing providers and the loss of jobs in the United States. In addition, there has been recent publicity about the negative experience of certain companies that use offshore outsourcing. Current or prospective clients may elect to perform such services themselves or may be discouraged from transferring these services to offshore providers to avoid any negative perception that may be associated with using an offshore provider.

A variety of federal and state legislation has been proposed that, if enacted, could restrict or discourage U.S. companies from outsourcing their services to companies outside the United States. For example, legislation has been proposed that would require offshore providers to identify where they are located. In addition, it is possible that legislation could be adopted that would restrict U.S. private sector companies that have federal or state government contracts from outsourcing their services to offshore service providers. Any expansion of existing laws or the enactment of new legislation restricting offshore outsourcing may adversely impact our ability to do business with U.S. clients, particularly if these changes are widespread.

OUR CLIENTS MAY ADOPT TECHNOLOGIES THAT DECREASE THE DEMAND FOR OUR SERVICES, WHICH COULD REDUCE OUR REVENUES AND SERIOUSLY HARM OUR BUSINESS. We target clients with a need for our customer management services and we depend on their continued need of our services, especially our major clients who generate the substantial majority of our revenues. However, over time, our clients may adopt new technologies that decrease the need for live customer interactions, such as interactive voice response, web based self-help and other technologies used to automate interactions with customers. The adoption of such technologies could reduce the demand for our services, pressure our pricing, cause a reduction in our revenue and harm our business.

OUR OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY AND COULD CAUSE THE MARKET PRICE OF OUR COMMON STOCK TO FALL RAPIDLY.

Our revenues and operating results are difficult to predict and may fluctuate significantly from quarter to quarter due to a number of factors, including:

        o   The addition or loss of clients

        o   Fluctuations in service volume

        o   The introduction of new or enhanced services

        o   Long sales cycles and fluctuations in sales cycles

        o   Changes in our pricing policies or those of our competitors

        o   Increased price competition in general

WE ARE SUBJECT TO RISKS ARISING FROM OUR OPERATIONS IN THE PHILIPPINES.

We anticipate that substantially all of our contact center operations will be in the Philippines. We are exposed to a number of significant risks associated with our operations in the Philippines, including the following:

        o Wages for employees in the Philippines are increasing at a faster rate than for our U.S. employees, which could result in increased costs to employ local talent.

        o We face competition in the Philippines for outsourcing center professionals, and we expect this to increase as additional BPO companies enter the market and expand their operations. In particular, there may be limited availability of qualified middle and upper management candidates. This could increase our costs and turnover rates.

        o The Philippines continues to experience low growth in its gross domestic product, significant inflation, currency declines, and shortages of foreign exchange. These conditions could create economic instability that could harm businesses operating in the Philippines.

        o We have benefited from an excess of supply versus demand for college graduates in the Philippines. If this favorable imbalance changes, it could affect the availability or cost of qualified professionals, who are critical to our performance.

        o Our revenues are denominated in U.S. dollars, and a substantial portion of our costs are incurred and paid in Philippine pesos. We are therefore exposed to the risk of an increase in the value of the Philippine peso relative to the U.S. dollar, which would increase our expenses. We do not currently engage in any transactions as a hedge against risk of loss due to foreign currency fluctuations.

        o We are exposed to the risk of rental and other cost increases due to inflation in the Philippines, which has historically been at a much higher rate than in the U.S..

        o The Philippines periodically experiences civil unrest and terrorism. U.S. companies in particular may experience greater risk. We are not insured against terrorism risks.

        o An unfavorable business climate in the Philippines could result in adverse changes to tax, regulatory and other legal requirements. This could increase our operating costs and our exposure to legal and business risks.

        o We have benefited from significant government assistance in the Philippines, including the grant of income tax holidays and preferential tax treatments under our registrations with the Philippine Board of Investments, or BOI, and Philippine Economic Zone Authority, or PEZA, and changes to the country's educational curriculum in order to attract foreign investment in specified sectors including the outsourcing industry. Despite these benefits, the Philippine national and local governments could alter one or more of these beneficial policies and the Philippine legislature could amend the laws granting preferential tax treatment. The elimination of any of the benefits realized by us from our Philippine operations, including tax incentives, could result in increased operating expenses and impair our competitive advantages over BPO companies based outside of the Philippines.

        o Even if the Philippine laws granting the preferential tax treatment are not amended, our benefits under these laws will expire within the next several years. We currently benefit from income tax holiday investments and Philippine Economic Zone Authority, which provide that we pay no income tax in the Philippines for four years pursuant to our Board of Investments non-pioneer status and Philippine registration. Our current income tax holidays expire at staggered dates beginning in 2006 and ending in 2008, and we intend to apply for extensions. However, these tax holidays may or may not be extended. We believe that as our Philippine tax holidays expire, (i) gross income (defined for this purpose to mean the amount of our cost-plus transfer payments to our Philippine subsidiary in excess of certain allowable deductions) attributable to activities covered by our Philippine Economic Zone Authority registrations will be taxed at 5% preferential rate, and (ii) our Philippine net income attributable to all other activities (including activities previously covered by our Board of Investments registrations) will be taxed at the regular Philippine corporate income tax rates of 32%. Our effective overall Philippine income tax rate will vary as the revenue generating activity at each outsourcing center becomes taxable upon expiration of the income tax holiday applicable to that center.

WE MAY CHOOSE TO EXPAND OPERATIONS OUTSIDE OF THE PHILIPPINES AND MAY NOT BE SUCCESSFUL.

We may consider expanding to countries other than the Philippines. We cannot predict the extent of government support, availability of qualified workers, or monetary and economic conditions in other countries. Although some of these factors may influence our decision to establish operations in another country, there are inherent risks beyond our control, including exposure to currency fluctuations, political uncertainties, foreign exchange restrictions and foreign regulatory restrictions. One or more of these factors or other factors relating to international operations could result in increased operating expenses and make it more difficult for us to manage our costs and operations, which could harm our business and negatively impact our operating results.

WE ANTICIPATE THAT WE WILL ENCOUNTER A LONG SALES AND IMPLEMENTATION CYCLE REQUIRING SIGNIFICANT RESOURCE COMMITMENTS BY OUR CLIENTS, WHICH THEY MAY BE UNWILLING OR UNABLE TO MAKE.

Our service delivery involves significant resource commitments by both our clients and ourselves. Potential clients' senior management and a significant number of our clients' personnel must evaluate our proposals in various functional areas, each having specific and often conflicting requirements. Despite the significant expenditures of funds and management resources, the potential client may not engage our services. Our sales cycle generally ranges up to six to twelve months or longer. Failure to close may have a negative impact on revenue and income as these resources could otherwise be used for a paying client. We believe the following factors enter into a client's decision:

        o The clients' alternatives to our services, including willingness to replace their internal solutions or existing vendors;

        o The clients' budgetary constraints, and the timing of budget cycles and approval processes;

        o The clients' willingness to expend the time and resources necessary to integrate their systems with our systems and network; and

        o The timing and expiration of our clients' current outsourcing agreements for similar services.

Once a client engages us at the conclusion of the sales process, it usually takes from four to six weeks to integrate the client's systems with ours. It may take as long as three months thereafter to ramp-up our services, including training, to satisfy the client's requirements.

WE MAY NOT BE ABLE TO MANAGE OUR GROWTH EFFECTIVELY.

        Since we commenced our contact center business, we have expanded rapidly and intend to continue expansion. Continued growth could place a strain on our management, operations and financial resources. Our infrastructure, facilities and personnel may not be adequate to support our future operation or to adapt effectively to future growth. As a result, we may be unable to manage our growth effectively, in which case our operating costs may increase at a faster rate than the growth in our revenues, our margins may decline and we may incur losses.

WE MAY EXPERIENCE SIGNIFICANT EMPLOYEE TURNOVER RATES IN THE FUTURE AND WE MAY BE UNABLE TO HIRE AND RETAIN ENOUGH ADEQUATELY TRAINED EMPLOYEES TO SUPPORT OUR OPERATIONS.

The BPO industry is labor intensive and our success depends on our ability to attract, hire, and retain qualified employees. We compete for qualified personnel with companies in our industry and in other industries and this competition is increasing in the Philippines as the BPO industry expands. Our growth requires that we continually hire and train new personnel. The BPO industry, including the customer management services industry, has traditionally experienced high employee turnover. A significant increase in the turnover rate among our employees would increase our recruiting and training costs and decrease operating efficiency and productivity, and could lead to a decline in demand for our services. If this were to occur, we would be unable to service our clients effectively and this would reduce our ability to continue our growth and operate profitably. We may be unable to continue to recruit, hire, train and retain a sufficient labor force of qualified employees to execute our growth strategy or meet the needs of our business.

OUR OPERATIONS COULD SUFFER FROM TELECOMMUNICATIONS OR TECHNOLOGY DOWNTIME, DISRUPTIONS OR INCREASED COSTS.

We are highly dependent on our computer and telecommunications equipment and software systems. In the normal course of our business, we must record and process significant amounts of data quickly and accurately to access, maintain and expand the databases we use for our services. We are also dependent on continuous availability of voice and electronic communication with customers. If we experience interruption on our telecommunications network, we may experience data loss or a reduction in revenues. These disruptions could be the result of errors by our vendors, clients or third parties or electronic or physical attacks by persons seeking to disrupt our operations, or the operations of our vendors, clients or others. For example, we currently depend on two significant vendors for facility storage and related maintenance of our main technology equipment and data at our U.S. data centers. Any failure of these vendors to perform these services could result in business disruptions and impede our ability to provide services to our clients. A significant interruption of service could have a negative impact on our reputation and could lead our present and potential clients not to use our services. The temporary or permanent loss of equipment or systems through casualty or operating malfunction could reduce our revenues and harm our business.

FAILURE TO PERFORM MAY RESULT IN REDUCED REVENUES OR CLAIMS FOR DAMAGES.

Failures to meet service requirements of a client could disrupt the client's business and result in a reduction in revenues or a claim for substantial damages against us. For example, some of our agreements may have standards for service that, if not met by us, may result in reduced payments. In addition, because many of our projects are business-critical projects for our clients, a failure or inability to meet a client's expectations could seriously damage our reputation and affect our ability to attract new business. To the extent that our contracts contain limitations on liability, such contracts may be unenforceable or otherwise may not protect us from liability for damages.

UNAUTHORIZED DISCLOSURE OF SENSITIVE OR CONFIDENTIAL CLIENT AND CUSTOMER DATA, WHETHER THROUGH BREACH OF OUR COMPUTER SYSTEMS OR OTHERWISE, COULD EXPOSE US TO PROTRACTED AND COSTLY LITIGATION AND CAUSE US TO LOSE CLIENTS.

We may be required to collect and store sensitive data in connection with our services, including names, addresses, social security numbers, credit card account numbers, checking and savings account numbers and payment history records, such as account closures and returned checks. If any person, including any of our employees, penetrates our network security or otherwise misappropriates sensitive data, we could be subject to liability for breaching contractual confidentiality provisions and/or privacy laws. Penetration of the network security of our data centers could have a negative impact on our reputation and could lead our present and potential clients to choose other service providers.

WE MAY MAKE ACQUISITIONS THAT PROVE UNSUCCESSFUL OR DIVERT OUR RESOURCES.

We completed the acquisition of a domestic contact center company with a facility in the Philippines in January, 2005. We may also consider acquisitions of other complementary companies in our industry. We have no substantial experience in completing acquisitions of other businesses, and we may be unable to successfully complete this or future acquisitions. As we acquire other businesses, we may be unable to successfully integrate these businesses with our own and maintain our standards, controls and policies. Acquisitions will place additional constraints on our resources by diverting the attention of our management from existing operations. Through acquisitions, we may enter markets in which we have little or no experience. Any acquisition may result in a potentially dilutive issuance of equity securities, the incurrence of debt and amortization of expenses related to intangible assets, all of which could lower our margins and harm our business. We may also require the approval of our note holders which they may not agree to give.

OUR INDEPENDENT AUDITOR'S REPORT WITH RESPECT TO OUR 2004 CONSOLIDATED FINANCIAL STATEMENTS.

The independent auditor's report for our 2004 financial statements contains a "going concern qualification". We cannot give assurance that possible adverse financial consequences will not continue.

WE SERVE MARKETS THAT ARE HIGHLY COMPETITIVE AND WE MAY BE UNABLE TO COMPETE WITH BUSINESSES THAT HAVE GREATER RESOURCES THAN WE DO.

We face significant competition for outsourced business process services and expect that competition will increase. We believe that, in addition to prices, the principal competitive factors in our markets are service quality, sales and marketing skills, the ability to develop customized solutions and technological and industry expertise. While numerous companies provide a range of outsourced business process services, we believe our principal competitors include our clients' own in-house customer service groups, including, in some cases, in-house groups operating offshore, offshore outsourcing companies and U.S.-based outsourcing companies. The trend toward offshore outsourcing, international expansion by foreign and domestic competitors and continuing technological changes will result in new and different competitors entering our markets. These competitors may include entrants from the communications, software and data networking industries or entrants in geographic locations with lower costs than those in which we operate.

We have existing competitors for our BPO business, and may in the future have new competitors, with greater financial, personnel and other resources, longer operating histories, more technological expertise, more recognizable names and more established relationships in industries that we currently serve or may serve in the future. Increased competition, our inability to compete successfully against current or future competitors, pricing pressures or loss of market share could result in increased costs and reduced operating margins, which could harm our business, operating results, financial condition and future prospects.

WE HAVE A SUBSTANTIAL NUMBER OF SHARES THAT MAY BECOME FREELY TRADABLE AND COULD THEREFORE RESULT IN A REDUCED MARKET PRICE.

As of March 31, 2005, we had an aggregate of 12,150,356 shares of our common stock issued and outstanding, of which approximately 7,693,000 are "restricted securities". These shares may be sold only in compliance with Rule 144 under the Securities Act 1933, as amended, or other exemptions from the registration requirements of the Securities Act. Rule 144 provides, in essence, that a person holding restricted securities for a period of one year may sell, in brokers' transactions or to market makers, an amount not exceeding 1% of the outstanding class of securities being sold, or the average weekly reported volume of trading of the class of securities being sold over a four-week period, whichever is greater, during any three-month period. Persons who are not our affiliates and who have held their restricted securities for at least two years are not subject to the volume or transaction limitations. Substantially all of our presently issued shares as well as over 800,000 shares issuable upon conversion of our preferred stock are presently eligible for sale pursuant to Rule 144 subject to the foregoing limitations. The sale of a significant number of these shares or the shares eligible for resale under Rule 144 in the public market may adversely affect prevailing market prices of our shares.

IF OUR SHARES ARE NOT LISTED ON A STOCK EXCHANGE, THE TRADING OF OUR SECURITIES MAY BE SUBJECT TO RESTRICTION.

Our stock is currently traded on the OTC Bulletin Board. Trading volume of OTC Bulletin Board stocks has been historically lower and more volatile than stocks traded on an exchange. In addition we may be subject to rules of the Securities and Exchange Commission that impose additional requirements on broker-dealers when selling penny stocks to persons other than established customers and accredited investors. The relevant Securities and Exchange Commission regulations generally define penny stocks to include any equity security not traded on an exchange with a market price (as defined in the regulations) of less than $5 per share. Under the penny stock regulations, a broker-dealer must make a special suitability determination as to the purchaser and must have the purchaser's prior written consent to the transaction. Prior to any transaction in a penny stock covered by these rules, a broker-dealer must deliver a disclosure schedule about the penny stock market prepared by the Securities and Exchange Commission. Broker-dealers must also make disclosure concerning commissions payable to both the broker-dealer and any registered representative and provide current quotations for the securities. Finally, broker-dealers are required to send monthly statements disclosing recent price information for the penny stock held in an account and information on the limited market in penny stocks.

WE DO NOT INTEND TO NOR CAN WE PAY DIVIDENDS ON OUR COMMON STOCK.

We have not paid any dividends on our common stock. Our notes and preferred stock prohibit the payment of dividends. There are no plans to declare dividends in the immediate future. Our Series A Convertible Preferred Stock provides for 8% cumulative dividends to be paid annually. We have not paid cash dividends called for under our Preferred Stock. An amount equal to "accrued" dividends is added to the stated value of the preferred stock and upon conversion of the stated value may also be converted into common shares.

OUR STOCK PRICE, LIKE THAT OF MANY SMALL COMPANIES, HAS BEEN AND MAY CONTINUE TO BE VOLATILE.

We expect that the market price of our common stock will fluctuate as a result of variations in our quarterly operating results and other factors beyond our control. These fluctuations may be exaggerated if the trading volume of our common stock is low.

ITEM 2.     PROPERTIES

UNITED STATES

Miami, Florida
Our domestic corporate headquarters is located at 11900 Biscayne Boulevard, Suite 700, Miami, Florida 33138, where we lease approximately 16,810 square feet on floors three and seven. This lease will expire on April 1st, 2008.

In addition to the Miami office, we also lease approximately 1,300 square feet of space at 100 North Biscayne Blvd., Miami, Florida 33132, in downtown Miami. This lease expires on June 30th, 2009. This office is used primarily as a base for our IT operations and employees. In the same building, we also house our network operations center. For this purpose, we occupy a 200 square foot "cage" pursuant to a Building Access License Agreement expiring in 2006.

West Virginia
We have a call center operating out of Wheeling, West Virginia, which is an office containing approximately 9,000 square feet. The lease term ends October 14, 2006 and there is an option to renew for an additional five (5) year period.

North Carolina
In Concord, North Carolina, we have a network operations/sales verification office on the third floor of a building containing approximately 5,275 square feet. The original term of the lease ended on February 28, 2005 and has been extended pursuant to the contractual option for an additional three (3) year period.

Kansas
We lease a facility in Pittsburg, Kansas consisting of approximately 20,000 square feet, used primarily for call center purposes. The lease term is for five
(5) years ending in May 2005. There is an option to renew for successive one (1) year periods.

Minnesota
We lease premises consisting of 12,600 square feet in Duluth, Minnesota for the purpose of general offices/call center operations. The lease terminates on March 9, 2007 with an option to extend for an additional five (5) year period.

PHILIPPINES

Eastwood
Our Philippine headquarters, located in Manila, consists of eleven floors and approximately 94,100 square feet, with approximately 42,000 square feet reserved for parking. From a separate landlord, we also lease the twelfth floor consisting of 5,651 square feet for executive offices and meeting and conference space.

Alabang
In connection with the acquisition of contact center assets in Alabang, Philippines, we received an assignment of a lease for the facility where the acquired assets are located. The assigned lease expires in 2006. The premises consist of two floors for a total of approximately 14,000 square feet. We have recently entered into an arrangement with a domestic contact center company to operate the Alabang facility.

Clark
We have entered into a sublease for two buildings located at the Clark Special Economic Zone in Clark Field, Philippines. Both will be used to house call center operations. One building consists of approximately 40,000 square feet with 11,000 square feet of parking area; the other building consists of about 21,000 square feet with 6,000 square feet of parking area. The leases are coterminous and expire on December 31, 2009.

Aseana
We have entered into a ten year renewable lease for approximately 65,000 square feet. The space is the top level of a two-story building that should be ready for occupancy in the late second quarter of 2006. It is located in the Aseana area of Manila.

Makati City
In connection with the acquisition of a domestic call center company, Innovative Marketing Strategies, Inc., we have obtained a leased call center facility located in Makati City, Philippines. The center is the eighth floor of the building, consisting of approximately 15,000 square feet. The lease expires on October 31, 2005.

We believe that the facilities and additional or alternative space available to us will be adequate to meet our needs in the near term.

ITEM 3. LEGAL PROCEEDINGS

All our current legal proceedings arise out of our ISP business. We recently settled several governmental proceedings and investigations. We believe the proceedings and their settlement will not have a significant effect on our operations since we no longer actively market our ISP business and in any event we believe we are in substantial compliance with applicable law.

GOVERNMENT ACTIONS RELATING TO ISP BUSINESS
On October 30, 2003 we and our subsidiaries, and an officer, William Rhodes, were sued and served with an ex parte temporary restraining order, asset freeze, order permitting expedited discovery, order appointing temporary receiver, and an order to show cause in an action commenced by the Federal Trade Commission in the United States District Court for the Southern District of New York. The order covered each of these entities, as well as their parents, subsidiaries, and affiliates. The proceeding arises out of alleged failures of our subsidiaries to comply with regulations relating to the conversion of trial customers to paying customers (the "free to pay" rules). We vigorously deny any wrongdoing and believe that our business practices are in compliance with all applicable laws. As of November 19th, 2003 without any finding of wrongdoing, we agreed to enter into a preliminary injunction with the Federal Trade Commission. As a result of the above action, we experienced substantial business disruption, incurred significant expense and reduction of our working capital.

In July 2004 we executed a Stipulated Final Judgment for Permanent Injunction in our FTC Proceeding. This stipulation was prepared by the Northeast Region staff of the FTC and sent for approval by the Commission as required by the rules of the Commission. The Stipulation specifically noted that there was no finding of wrong doing on our part. Under the terms of the Stipulation we are required not to violate the free to pay conversion rules and to adhere to specific procedures to insure compliance including specific script requirements. We must record each call in its entirety. For a two-year period we must continue to refund all amounts to customers who were billed improperly. We have deposited $175,000 in escrow with our counsel to insure payment. The former monitor will continue to serve as a referee to insure compliance with the stipulation and to resolve disputes over refunds. The Stipulated Final Judgment for Permanent Injunction was rejected by the Interim Board of the FTC and sent back to the Northeast Regional Office for minor changes in language. The Northeast Regional Office drafted additional language in keeping with the Interim Board's recommendations; specifically, among other things, the additional language called for the escrowed funds to be kept in an interest-bearing account and for the FTC to retain any escrowed funds after the escrow account is terminated in accordance with the Stipulated Final Judgment for Permanent Injunction. Such funds are to be transferred to the FTC to be used for equitable relief, such as consumer redress and administrative expenses associated with any redress. We signed the revised Stipulated Final Judgment for Permanent Injunction in late January 2005, and returned the document to the Northeast Regional Office for approval by the FTC.

On January 17, 2003, the Attorney General of Missouri filed an application for a temporary restraining order and preliminary injunction against certain of our subsidiaries alleging "cramming." We entered into a negotiated consent to the entry of a temporary restraining order and preliminary injunction because the consent did not hinder the way our subsidiaries conduct their business. We filed an answer that vigorously denies any wrongdoing and argues that the allegations against us are without any basis in fact and without merit. In July 2004, we entered into a Stipulation for Consent Judgment and Permanent Injunction to settle this proceeding. Pursuant to the stipulation we paid $7,500 for attorney's fees and costs incurred by the state of Missouri, and $1,770 for restitution for a total of $9,270. The provisions of the preliminary injunction continue.

On May 22, 2003, the Attorney General of North Carolina filed a complaint alleging "cramming" against certain of our subsidiaries, as well as a motion for temporary restraining order and preliminary injunction. As in the case with the Missouri action and for the same reasons, we entered into a negotiated consent to the entry of a temporary restraining order and preliminary injunction. With this Consent Order there is no adjudication of any issue of law or fact, and we do not admit liability for any of the matters alleged within the Complaint. In January 2005, a draft Permanent Consent Order was submitted to us for consideration. The matter is continuing as of March 31, 2005.

GOVERNMENT INVESTIGATIONS RELATING TO OUR ISP BUSINESS
From time to time, we also have received investigative process from various other states. In 2003, Attorney Generals of Florida, Texas, Minnesota and Kansas issued process requesting certain information and documentary material concerning the operations of our ISP subsidiaries.

We recently settled the investigations in Florida and Kansas. In Kansas, we entered into a consent judgment that requires compliance with the Kansas Consumer Protection Act, contains a denial that we committed unfair and deceptive practices, and provides for payment of $10,000 for investigative fees and expenses. We entered into an agreement with Florida that contained similar terms and conditions as the FTC preliminary agreement and provided for a payment of $100,000 for investigative costs, with no finding of wrongdoing.

PRIVATE ACTION
On January 30, 2004 Dixon Aviation, Inc. commenced an action in the Circuit Court of Alabama for Barbour County against an officer, NOL, Liberty, a billing house, a LEC and us. This litigation was brought as a class action complaint for declaratory and injunctive relief, alleging that the Defendants engaged in cramming. We deny all liability and believe we have valid defenses to these claims (including recorded verifications). Our motion to remove the action to federal court has been denied. Pursuant to our arrangement with the LEC and billing house defendant we are obligated to indemnify the LEC and billing company defendants for their legal costs and any liability. On November 10, 2004, the Court issued a Scheduling order that directed that only discovery pertinent to class certification be conducted, and that discovery related solely to the merits of the claims be stayed. The Order defined the issues and laid out the time scheduling for each phase of pre-certification discovery. In February 2005, Plaintiff's Counsel asked our Counsel to refrain from taking depositions and incurring costs until such time as Plaintiff's Counsel could speak to his client, Dixon Aviation. The Company is unable to determine the likelihood of an unfavorable outcome or estimate the amount or range of a potential loss.

We are unable to determine the likelihood of an unfavorable outcome or estimate the amount of range of a potential loss.

On November 1, 2004, one of our subsidiaries, Epixtar International Contact Center Group, Ltd., filed a Complaint in the United States District Court Southern District of Florida against Krane Products Corp. ("Krane"), claiming breach of contract and demanding payment for telecommunications services rendered. Our subsidiary had entered into an agreement with Krane, effective March 1, 2004, to provide contact or "call" center services to Krane. Five months later, Krane notified our subsidiary that the program of services was to be halted immediately. There were outstanding invoices for the services rendered by the our subsidiary and demand was made by our subsidiary for immediate payment. No payment was made. Our subsidiary is seeking relief in the form of actual damages and contactual termination damages, together totaling $1,263,706, plus attorney's fees. Krane filed a Motion to Dismiss, which was denied by the Court on January 5, 2005. Krane has since answered the Complaint and has countered-claimed for damages (amount not specified other than jurisdictional amount), fees and costs, and alleging that we failed to perform and deliver the services as set forth in the Agreement. At the present time we are unable to predict the outcome of this matter or estimate the value of a recovery or the amount of a potential loss.

SETTLED ARBITRATION PROCEEDINGS
ETelecare International commenced an arbitration proceeding pursuant to an agreement to provide call center services to us. ETelecare had claimed that we had failed to pay for the service rendered. We denied liability and filed a counterclaim for the return of $3,293,038 paid to eTelecare alleging eTelecare engaged in systemic fraudulent activity that caused us damage. This proceeding was settled by our payment of $85,000 on December 9, 2004

LAWSTAR, INC. commenced an arbitration proceeding to recover $1,000,000 in connection with an agreement to provide a legal service access plan, marketed in a private label environment to B2B Advantage, Inc.'s small business customer. Lawstar has claimed that B2B has breached the contract and failed to pay for the services rendered. B2B denies liability because the contract was terminated and claimant was fully paid pursuant to the terms of the contract settlement. We have agreed to settle the action for $225,000 payable in installments.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's Special Meeting in lieu of an Annual Meeting for 2004 held on February 15, 2005, the following persons were elected as directors by the following vote:

                          For      Against   Abstain
                       ---------   -------   -------
Ilene Kaminsky         6,406,000      0         0
David Srour            6,406,000      0         0
Irving Greenman        6,406,000      0         0
David Berman           6,406,000      0         0
John W. Cooney         6,406,000      0         0
Kenneth Elan           6,406,000      0         0
Sheldon Goldstein      6,406,000      0         0
Robert Palmer          6,406,000      0         0

Further, the shareholders ratified an amendment to the Company's 2001 Stock Option Plan to change the number of shares subject to the Plan from 4,000,000 shares of the Company's common stock to 6,000,000 shares by the following vote:

                          For      Against   Abstain
                       ---------   -------   -------
                       6,406,000      0         0

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information.

Our Common Stock is presently quoted under the symbol "EPXR," on the OTC Bulletin Board. Prior to January 2003, our symbol was "GAHI". In January 2003, the symbol was changed as a result of our name change. Set forth below are the high and low closing bid quotations for our common stock for each quarter of the last two full fiscal years as reflected on the OTC Bulletin Board. The quotations listed below represent prices between dealers and do not include retail mark-up, markdown or commission, and there can be no assurance that they represent actual transactions.

                                FISCAL YEAR 2004

                       Quarter      High        Low
                       -------    --------    --------
                         1st      $   5.20    $   2.85
                         2nd      $   5.29    $   1.95
                         3rd      $   2.30    $    .80
                         4th      $   1.24    $    .52

                                FISCAL YEAR 2003

                       Quarter      High        Low
                       -------    --------    --------
                         1st      $   4.15    $   1.75
                         2nd      $   8.85    $   2.75
                         3rd      $   6.45    $   3.55
                         4th      $   6.40    $   2.75

RECENT SALES OF UNREGISTERED SECURITIES.

 We have previously reported sales of substantially all unregistered securities issued by us during 2004 in our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K filed in 2004. Additional sales are described below.

Preferred Stock Conversions

During 2004, holders of our convertible preferred stock elected to convert 7,010 shares of preferred stock into 443,773 shares of our common stock, of which 55,847 shares were issued in 2005. The issuance of these securities was exempt from the registrations requirements of the Securities Act pursuant to the provisions of Section 3(a)(9) thereof.

Joint Notes

In 2004 we sold $2,947,500 principal amount of Joint 5% Unsecured Subordinated Convertible Promissory Notes due May 2007 and related securities sold in units pursuant to a private placement by us and our wholly subsidiary Voxx Corporation.

The securities sold have not been registered under the Securities Act of 1933 nor will the securities offered be registered These securities may not be offered or sold in the United States by the Investors absent registration under the Securities Act of 1933 or an applicable exemption from registration requirements.

The sale of these securities were made solely to accredited investors without any general advertisement or solicitation and all of the securities issued or issuable therein have contained an appropriate restrictive legend. The securities were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, and as provided under Regulation D promulgated thereunder.

Security Holders

As of December 31, 2004, there were approximately 60 holders of record of our common stock. Because a substantial portion of our shares are held by a depository company in nominee name, we believe the number of beneficial owners of the securities is substantially greater than 60.

Dividends

We have not paid any dividends on our common stock. Our lenders prohibit the payment of dividends. There are no plans to declare dividends in the immediate future. Our Series A Convertible Preferred Stock provides for 8% cumulative dividends to be paid annually. Upon conversion, an amount equal to that accrued dividend is added to the stated value of the preferred stock and may be converted into shares of common stock.

                      EQUITY COMPENSATION PLAN INFORMATION

                                                                                 NUMBER OF SECURITIES
                                                                                REMAINING AVAILABLE FOR
                                                                                 FUTURE ISSUANCE UNDER
                              NUMBER OF SECURITIES TO      WEIGHTED-AVERAGE       EQUITY COMPENSATION
                              BE ISSUED UPON EXERCISE      EXERCISE PRICE OF       PLANS (EXCLUDING
                              OF OUTSTANDING OPTIONS,    OUTSTANDING OPTIONS,   SECURITIES REFLECTED IN
PLAN CATEGORY                   WARRANTS AND RIGHTS       WARRANTS AND RIGHTS         COLUMN (A))
-------------------------     -----------------------    --------------------   -----------------------
Equity compensation plans
approved by security
holders(1)                           4,190,667                   $ 3.37                 1,809,333

Equity compensation plans
not approved by security                     -                        -                         -
holders(1)

TOTAL                                4,190,667                   $ 3.37                 1,809,333

(1) At December 31, 2004, there were 1,983,333 exercisable stock options under the 2001 Plan with a weighted average price of $3.08.

ITEM 6.     SELECTED FINANCIAL DATA

The following table sets forth our selected financial and operating information as of and for each of the years ended December 31, 2001 through 2004, which has been derived from our audited consolidated financial statements.

                                                                    AT OR FOR THE YEARS ENDED DECEMBER 31,
                                                       ----------------------------------------------------------------
                                                           2004             2003             2002             2001
                                                       -------------    -------------    -------------    -------------
RESULTS OF OPERATIONS
  Operating revenue                                    $  17,734,867    $  36,404,803    $  26,250,851    $   1,189,723
  Cost of revenue                                          5,770,011       16,725,774       17,781,967        1,684,615
                                                       -------------    -------------    -------------    -------------
    Gross profit
                                                          11,964,855       19,679,029        8,468,884         (494,892)
  Operating expenses                                      18,755,924       15,083,441       10,332,086
                                                       -------------    -------------    -------------    -------------
  Operating income (loss)                                 (6,791,069)       4,595,588       (1,863,202)        (494,892)
  Non operating
      Gain (loss) on extinguishment of debt                1,140,537                -       (9,550,700)      (2,304,865)
      Amortization, beneficial conversion feature
       of convertible debt                                (1,873,968)               -                -                -
  Factoring fees on accounts receivable                     (371,003)        (311,346)         (75,402)               -
      Interest expense                                      (625,102)        (189,268)        (422,300)         (90,597)
      Other financing expenses                            (1,588,939)         (41,666)               -
      Amortization of purchased intangibles                        -                -                -       (1,950,241)
      Other non operating income (expense)                   380,616          325,852                -
                                                       -------------    -------------    -------------    -------------
  Income (loss) from continuing operations
                                                          (9,728,927)       4,379,160      (11,911,604)      (4,840,595)
  Loss from discontinued operations and write-off
   of related goodwill                                             -                -          (43,318)     (11,678,492)
                                                       -------------    -------------    -------------    -------------
  Net income (loss)
                                                          (9,728,927)       4,379,160      (11,954,922)     (16,519,087)
  Cumulative dividends and beneficial conversion
   feature of preferred stock                               (176,792)      (2,072,455)               -                -
                                                       -------------    -------------    -------------    -------------
  Net income available to common shareholders          $  (9,905,719)   $   2,306,705    $ (11,954,922)   $ (16,519,087)
                                                       -------------    -------------    -------------    -------------
PER SHARE DATA
  Net income (loss)  per share from continuing
   operations (diluted)                                $       (0.89)   $        0.16    $       (1.14)   $       (2.13)
  Net income (loss) per share (diluted)                        (0.89)            0.16            (1.14)           (2.13)
AVERAGE COMMON SHARES OUTSTANDING
    Basic                                                 11,140,814       10,554,450       10,503,000        7,758,693
    Diluted                                               11,140,814       14,721,639       10,503,000        7,758,693
FINANCIAL POSITION
    Accounts receivable                                $   4,454,152    $   5,609,675    $   3,802,326    $     731,511
    Capital assets                                         5,103,409        1,263,844          406,971          201,466
    Total assets                                          18,048,715       12,982,794        8,583,145       17,879,381
    Total debt                                            12,680,228        2,514,466        2,836,937                -
    Stockholders' equity (deficit)                     $    (733,223)   $   5,397,988    $  (2,147,484)   $  13,488,525
    Common shares outstanding                             11,544,219       10,643,734       10,503,000       10,503,000

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR STATEMENT  - FUTURE UNCERTAINTIES

The following discussion should be read in conjunction with the "Selected Financial Data" and the Company's consolidated financial statements and accompanying notes, which appear elsewhere in this Annual Report on Form 10-K. The following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Annual Report on Form 10-K, particularly under the heading "Risk Factors."

OVERVIEW OF SOURCES OF REVENUES AND COSTS

The Company engages in two primary lines of business: Business Process Outsourcing (BPO) concentrating on contact center activities and Internet Service Provider (ISP). Through December 31, 2003, the Company's revenues were mainly derived from the ISP business, which provides Internet services, including unlimited Internet access and email, to small business subscribers. As a result of ongoing interaction with the contact center industry as a result of our ISP business, combined with extensive analysis of the contact center industry, we made the strategic decision to focus our energies and resources into developing and operating offshore contact center services. Consequently, we continue to maintain rather than expand our ISP business and are concentrating the Company's efforts in the offshore contact center services area.

In 2004, the Company reorganized and transferred the wholly owned subsidiary (Epixtar BPO Services Corp). to a newly formed, wholly owned subsidiary, Voxx Corporation. Epixtar BPO is the owner of our existing contact center subsidiaries and is expected to be the contracting party for service agreements, which are being performed by Epixtar Philippines IT Enabled Services Corporation and any other subsidiary that may operate a contact center. Voxx Corporation is the holding Company for our contact center business Voxx or one of its subsidiaries will be the owner of any new subsidiaries formed for the Company's contact center business.

We presently derive our revenues from our contact center business and our ISP business. Our recent and immediate financial condition and prospects have been and will be affected by three significant factors:

        o Our decision to concentrate our focus and resources on our contact center business
        o   The suspension of marketing of our ISP Services
        o   The FTC Proceeding

Contact Center Business

We began developing our contact center business in late 2003 and now have approximately 1,400 operational seats in the Philippines and the United states supporting several major clients. We are actively marketing our contact center services and, depending on financing, will continue to build out infrastructure and hire additional personnel.

In connection with our transition to a contact center business we hired additional executives and personnel with expertise in the development and management of contact centers. We have also hired business development personnel in support of these efforts. We also incurred costs for due diligence, as well as professional fees and travel in conjunction with the establishment of these contact centers prior to operations. During a substantial portion of this start up period, our revenues were interrupted or declining.

We began operations at two facilities in the Philippines in the spring of 2004 and now have 1000 operational contact center seats. These activities required substantial funds for infrastructure, acquisition costs, and facilities development. We will incur similar costs and use significant funds as we endeavor to open additional facilities. Some of our capital expenditures may be satisfied with equipment leases and financing arrangements with landlords. The amortization of these build out costs will be included in future rental payments. In addition to these capital expenses, we are incurring and will continue to incur increased operation expenses such as rent, licenses, payroll and other administrative expenses.

With our sales efforts beginning to yield new service contracts, integration and training considerations mean significant contact center revenue will not be forthcoming until these contracts have somewhat matured. While we may control some associated ramping costs (managing payroll costs as by only hiring as required, for example), we anticipate losses during this period. This is due to the initial investment requirements and timeline required to realize significant revenue.

The revenues for our contact center business rely upon several factors including:

o       Sales activities culminating in client contracts
o       The associated ramp time to fulfill these contracts
o       The rate of compensation
o       Operational efficiencies
o       The pace of capacity expansion
o Our contact center market may be affected by general economic conditions, business requirements for telemarketing programs and the effect of any future governmental regulations.

Revenues from contact center operations are derived from telemarketing, televerification, and customer support services provided to clients based on individual business requirements. Depending on the contract under which services are provided, the company may earn revenues on a commission basis, a performance basis, an hourly basis, or a blend of the three.

Cost of sales consists of direct payroll costs, recruitment and training of personnel and communication costs.

On an ongoing basis, the most significant expense of our contact center business will be labor costs for agents, supervisors and administrators as well as commission paid to brokers. As indicated above, direct labor costs are part of cost of sales and other labor costs will be expensed under selling, general and administrative expenses. We also incur substantial rental payments for our leased facilities. Depreciation expenses will continue to increase because of increased equipment purchases. Equipment lease payments will also increase for the same reason as well as amortization of landlord financed facility improvements. Because of increased borrowing for our facilities and equipment, interest expenses should also increase.

ISP Business

While we are not presently marketing our ISP business, we are continuing to service our existing customer base. Our ISP business essentially consisted of the marketing of value-added ISP services primarily through third party facilities. We do not operate our own network but use third parties to obtain access to the Internet for our clients. Prior to 2004 when we suspended marketing efforts, the key to this business was the marketing effort to obtain customers. The customer base grew as a direct result of the marketing efforts. ISP revenues are derived from monthly fee charges obtained through local exchange carriers (LECs) facilitated billing in the past. ISP revenues and cash flow were affected by several factors:

        1)  Hold backs and reserves by our billing houses and LECs
        2)  Regulatory actions
        3)  Customer cancellations

Our cost of sales included: (1) the direct costs of customer acquisition: telemarketing and fulfillment and (2) the costs of maintaining our customer base including customer care and telecommunication costs for Internet access.

The telemarketing and fulfillment costs were incurred upfront at customer activation. These expenses represented the majority of the cost of sales. Conversely, the costs of maintaining our customer base represent a much smaller proportion of the cost of sales. The latter represent the cost of our current ISP business.

Historically, we experienced a high cancellation rate among our ISP customers. This necessitated ongoing marketing efforts to replace and expand our base. The size of our base was critical from a cash flow standpoint. The free trial period, high cost of sales, and the length of the collection period, translated to substantial outlays of cash for customer acquisition prior to the receipt of associated revenues.

The efforts to increase our customer base were thwarted to a substantial extent by regulatory action that prevented marketing in certain areas and, for a period of time, prohibited all marketing activities. As previously discussed, on October 30, 2003, the Federal Trade Commission enjoined us and certain of our subsidiaries from marketing and billing our ISP services. In November 2003, we were permitted to resume marketing efforts. We limited marketing of our ISP services after November 2003, and in early 2004 elected to concentrate our efforts on our contact center business. We are still servicing our existing customer base for relatively nominal cost. Since our customer base now consists of seasoned customers, both our rate of attrition and bad debt write-off are lower. Based on current attrition rates we believe we will continue to derive revenues on a declining basis for several years.

Because we are not marketing the ISP business, our cost of sales has and should continue to decline, thereby increasing gross profit margins for this business.

FTC PROCEEDING

The proceeding, which commenced in October 2003, temporarily enjoining our ISP operations, resulted in a reduction of our revenue and increased substantially our legal expenses. This contributed to resulting losses and deprived us of cash from operations. These effects were compounded by a temporary asset freeze and escrow. The combined factors resulted in significantly reduced working capital and delayed implementation of our new business direction compelling us to initiate certain cost cutting measures in early 2004. The proceeding has no additional long-term impact on our business operations because we are no longer actively marketing ISP services.

CURRENT TRENDS

The trend of our revenue and income over the next several quarters depends upon several variables, some of which cannot at this time be ascertained definitively. Revenue from ISP sources will decline as a result of suspended ISP marketing activity and a declining customer base. During our initial phase of contact center operations we will incur development and startup associated losses. Depending on obtaining new contracts and implementing existing ones, we believe revenues from our contact centers will increase thereby offsetting lost ISP revenues in the future. Because we have elected to proceed with the expansion of our contact center business, we will have a need for substantial capital (as discussed under "Liquidity").

Since we acquired the business of IMS in January 2005, our contact center revenues and overall revenue has increased. Since the acquired company has been incurring losses, there is no assurance we will be able to operate this new subsidiary profitably.

RESULTS OF OPERATIONS

Set forth below are comparisons of financial results for the years ended December 31, 2004 and 2003 and 2002. These comparisons are intended to aid in the discussion that follows. This discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes, which appear elsewhere in this Annual Report on Form 10-K.

YEAR ENDED DECEMBER 31, 2004 COMPARED WITH YEAR ENDED DECEMBER 31, 2003

                                                Years Ended December 31,
                              ------------------------------------------------------------
                                                                        Variance
                                                              ----------------------------
                                  2004            2003             $               %
                              ------------    ------------    ------------    ------------
Revenue                       $ 17,734,867    $ 36,404,803    $(18,669,936)          (51.3)%
Cost of  revenue                 5,770,011      16,725,774     (10,955,763)          (65.5)
Gross profit                    11,964,856      19,679,029      (7,714,173)          (39.2)
Operating expenses
 (exclusive of depreciation)    17,387,261      14,869,142       2,518,119            16.9
Depreciation                     1,368,662         214,299       1,154,363           538.7
Gains on  extinguishment of
 debt and settlement of
 accounts payable                1,561,933         324,966       1,236,967           380.6
Other non operating
 expenses, net                  (4,499,792)       (541,394)     (3,958,398)          731.1
                              ------------    ------------    ------------
Net loss                      $ (9,728,926)   $  4,379,160    $(14,108,086)         (322.2)
                              ============    ============    ============

Revenue for the year ended December 31, 2004 decreased from $ 36,404,803 in 2003 to $17,734,867 in 2004, or 51.3%. Since we determined to focus our resources solely on our contact center business, we are no longer marketing our ISP services, therefore no new ISP customers have been added. As a result, our ISP revenue has been declining. We expect a gradual continued decline of revenues from the ISP business and an increase in revenue from our contact center business. Our decline in revenues occurred notwithstanding revenue was derived from our contact center business for 2004.

Cost of revenue for 2004 includes the costs of providing ISP services to our customer base consisting primarily of customer care costs and telecommunication costs. Since we did not market ISP services in 2004 we did not incur ISP telemarketing and fulfillment costs which accounted for a majority of these costs. As a result, our cost-of-sales declined significantly in 2004 and were $10,955,763 lower in 2004, compared with 2003. The forgoing decline occurred notwithstanding an increase in our contact center business costs of sales, consisting primarily of labor, telecommunication and commissions.

The gross profit for 2004 was $11,964,856 compared to $19,679,029 in 2003, or a decline of 39.2%. The decrease in gross profit resulted from lower sales. Our gross profit margins however increased substantially from 54.1% for the Twelve month period in 2003 as compared to the Twelve month period for 2004 of 67.5% resulting primarily from reduced ISP costs of sales as described above.

Depreciation expense for 2004 was $1,368,662 compared to $214,299 in 2003. The increase in depreciation expense is due to depreciation of significant acquisitions of property and equipment related to the development of call centers in the Philippines in 2004.

Total operating expenses (exclusive of depreciation) for 2004 was $17,397,261 as compared to $14,869,142 for 2003. Included in these expenses is an increase of $3,854,165 in selling, general and administrative expenses resulting from increased salary, travel and professional fees for our contact center business. This was in part offset by a decline in bad debt expense due to a decrease in the amount of billing houses as a result of decreased billings from our ISP business.

Other non-operating expenses for 2004 were $4,499,792 compared to $541,394 in 2003. The increase in other non-operating expenses are due primarily to expenses associated with the issuance of equity and debt securities during 2004. Amortization of discounts and other financing expenses amounted to $2,214,041, and $1,873,968 of amortization expense relating to the beneficial conversion feature of convertible debt.due to the amortization of discounts on convertible debt issued during the second quarter of 2004. $7,500,000 of convertible notes with detachable warrants was issued during the second quarter of 2004. Fair values assigned to the warrants and beneficial conversion features are charged to interest expense over the lives of the notes. $1,500,000 of the notes were repaid or converted in the second quarter, resulting in approximately $1,220,000 of interest related to the warrants and beneficial conversion features being charged to expense in the second quarter of 2004.

During the third quarter of 2004, we had a gain on extinguishment of debt in the amount of $859,287 as a result of the modification of the terms of $6,500,000 of convertible debt. The modification was treated, in accordance with generally accepted accounting purposes as an extinguishment of the old notes and the re-issuance of new notes. See Note 6 to the financial statements included herein. During the second quarter of 2004, we had a gain on extinguishment of debt of $281,250 as a result of the repayment in cash of certain convertibles.

We did not have any provision for income taxes in 2004 because of the operating losses and none in 2003 because of a net operating loss carryover from prior years.

YEAR ENDED DECEMBER 31, 2003 COMPARED WITH YEAR ENDED DECEMBER 31, 2002

                                                Years Ended December 31,
                              ------------------------------------------------------------
                                                                        Variance
                                                  2002        ----------------------------
                                  2003         (Restated)          $               %
                              ------------    ------------    ------------    ------------
Revenue                       $ 36,404,803    $ 26,250,851    $ 10,153,952            38.7%
Cost of revenue                 16,725,774      17,781,967      (1,056,193)           (5.9)
Gross profit                    19,679,029       8,468,884      11,210,145           132.4
Operating expenses
 (exclusive of
 depreciation)                  14,869,142      10,233,529       4,645,613            45.3
Depreciation                       214,299          98,557         115,742           117.4
Gain on settlement of
 accounts payable                  324,966               -         324,966           100.0
Other non operating
 expenses, net                    (541,394)       (497,702)         43,692             8.8
Loss on
 extinguishment of
 debt obligation                         -       9,550,700      (9,550,700)         (100.0)
Loss on discontinued
 operations                              -          43,318         (43,318)         (100.0)
                              ------------    ------------    ------------
Net income (loss)             $  4,379,160    $(11,954,922)   $ 16,334,082           100.0+
                              ============    ============    ============

Revenue increased from $26,250,851 in 2002 to $36,404,803 in 2003. There is generally a correlation between the marketing of our ISP services and future revenues (after the trial period) for customers obtained during the marketing effort. While our telemarketing efforts for the latter part of 2003 were reduced (particularly after the FTC proceeding) we nevertheless increased our revenue. This was because we had significant marketing campaigns in the latter part of 2002 and early 2003. In addition our customer base had grown substantially during the year so that a high level of revenues were retained for a portion of the year even when our marketing efforts were diminished. Our revenue grew even though we could we could not bill our ISP customers for a portion of the year.

Our telemarketing and fulfillment costs are initial upfront charges incurred when an ISP customer signs up and represent the most significant component of cost of sales. Conversely, the costs of maintaining our customer base represent a much smaller component of cost of sales. Our costs of sales in 2003 were approximately $340,000 lower than costs for 2002 despite an increase in revenues. During 2003, we had a significant decrease in ISP telemarketing expenses. This decrease resulted from reduced costs from using lower cost offshore facilities, a decline in telemarketing efforts due to our emphasis on our new business directions as well as the effects of the FTC proceedings. The cost of sales of 2002 also reflects high telemarketing costs resulting from increased ISP market efforts in the third quarter of 2002.

Our gross profit was $19,679,029 in 2003 compared to $8,468,884 in 2002. The increase in gross profit resulted from higher sales accompanied by reductions in costs, all as discussed above.

Total operating expense (exclusive of depreciation) increased from $10,233,529 in 2002 to $14,869,142 in 2003. Included in these expenses is an increase of $ 3,768,718 in selling, general and administrative expenses. This increase was the result of the increased professional fees incurred in connection with our defense of the FTC Proceeding and increased expenses incurred with our new business consisting of increased salary, travel, and professional fees. Fees paid to a related party increased by approximately $2,730,000. This was in part a result of increased payments under the payment agreement with these parties because of increased revenues of the ISP subsidiaries. The increase includes $1,050,000 for subcontract services primarily for our new business, which was not incurred in 2002.

As a result of the foregoing we had income from operations of $4,595,588 in 2003 compared to a loss of ($1,863,202) in 2002.

In 2002, we had a loss on debt extinguishment of $9,550,700. This arose with an agreement of a note holder not to call the note for a fixed period. This deferral of the right of demand was treated as an extinguishment of debt. The amount of the loss represents the value of the consideration received from us for this deferral. We also had a slight increase in interest in 2003, which was more than offset by a gain of $324,966 on a settlement of debt in connection with the reorganization of SavOn.

We did not have any tax expenses in 2003 because of the use of our net operating loss carry forward.

As a result of all of the foregoing, we had net income of $4,379,160 for 2003 compared to a net loss of $11,944,922 in 2002.

LIQUIDITY AND CAPITAL RESOURCES

Historical Cause Of Liquidity Issues

At the inception of our ISP business we experienced substantial liquidity problems due to the gap between the receipt of revenue and the payment of expenses. This resulted from the long collection cycle of billing houses and the free month service provided to the customer. In addition, the liquidity issue was partly exacerbated by uncollectible receivables, which reduced the potential cash available. The size of the customer base during the initial period was not sufficient to overcome the foregoing gap. During 2002, the increase in the ISP customer base overcame the gap

Prior to the FTC Proceeding in October 2003, we believed we would be able to continue to meet our obligations arising from our existing ISP business through cash flow from operations but would need additional financing to fund our entry to the contact center business. As a result of the proceeding we were deprived of substantial cash because of the asset freeze and escrow and incurred substantial expenses and interruption of revenue and billing. As a consequence we were unable to pay all of our expenses in the normal course of business. We therefore were compelled to take several measures including the reduction of personnel, temporary reduction of executive salaries, and postponement of most activity relating to our new business initiative. Notwithstanding a resolution of the FTC matter our liquidity problems continued particularly as we determined to proceed with our new contact center business. This direction required increased capital expenditures and operating expenses in excess of cash flow. In 2004 we received additional financing (see Financing Activities below) which enabled us to begin implementation of our plans. We have proceeded with the next level of plans in the belief that financing would be available and we have made commitments based on that belief. Since some obligations were due ahead of financing receipts we are experiencing significant cash flow problems. Indebtedness aggregating approximately $4,400,000 is either due on demand or will become due by April 30, 2005. This amount includes $950,000 due in December 2004 which is now in effect a demand obligation. There is no assurance we will obtain adequate financing.

CASH SOURCES AND USES

The primary sources of cash for the Company have been proceeds from the issuance of long-term debt and equity securities. The primary uses of cash have been working capital, and capital expenditures..

Operations

Our cash and cash equivalents as of December 31, 2004 were $1,530,052 compared to $1,342,186 as of December 31, 2003. Our working capital deficit was approximately $8,033,988 on that date, compared with net working capital of $2,954,188 at December 31, 2003. During 2004 we used $3,651,608 of cash for operations compared with $472,464 used in 2003. The increase in negative cash flow from operations for 2004 was primarily the result of a $6,791,067 loss from operations compared with income of $4,595,588 in 2003, a change of $11,386,655, non operating charges related to the amortization of the beneficial conversion feature of convertible debt of $1,873,968, partially offset by a gain on extinguishment of debt and settlement of accounts payable aggregating $1,561,993. Contributing to the decrease in cash, was a decline of approximately $1,081,388 in our accounts receivable, primarily ISP's, and lower deferred revenues, which is indicative of a declining portfolio. Some of the reductions in cash resources for operations was offset by an increase of $1,103,466 in accounts payable.

FINANCING ACTIVITIES

Net cash provided by financing activities for the Twelve month period in 2004 was $8,384,953 compared to $2,576,279 in 2003. The increase in cash flows provided by financing activities in 2004 is a result of the $9,665,995 of debt financing, net including $2,947,500 from the issuance of convertible promissory notes, net of loan costs. During 2004 we repaid $1,281,042 of debt and capital lease financing. In 2003, the cash provided by financing activities was primarily the result of the sale of preferred stock.

Loan Transaction 2001 - As of October 31, 2001 we entered into a Security Agreement and issued a promissory note to Brookfield Investment Ltd. in the amount of $2,474,000 to cover the prior advances made by Brookfield. The note was to be increased to reflect any future advances which ultimately were never made. The note is payable by us on demand and the principal amount (exclusive of interest accrued prior to the date of the note) accrues interest at a rate of 7% per year. The Security Agreement granted Brookfield a security interest in our accounts receivable as well as those of all our subsidiaries. The parties agreed in principle on November 2, 2002, to modify the Brookfield Agreement and related note obligations to defer demand for payment (except on non payment defaults) until January 2005. Brookfield also agreed to subordinate its security interest to financing lenders. We agreed to pay accrued interest on the note by July 2003 and issued Brookfield a warrant to purchase 4,000,000 shares of our common stock at an exercise price of $.50 per share. In 2003 Brookfield also surrendered its entire security interest so that the note is presently unsecured.

Factoring Agreements - In 2003, two of our ISP subsidiaries entered into a factoring and security agreement with Thermo Credit, L.L.C. We were able to sell receivables for half of their face value with the balance paid upon collection. We paid fees to the factor depending upon the length of collection of the receivable sold. Upon completion of our note financing we terminated our factoring arrangements and paid the factor approximately $708,600. One of our ISP billing agents also continues to advance a portion of the amount billed on a factoring basis.

Preferred Stock - In a June 2003 private placement, we sold 23,510 shares of our convertible preferred stock for an aggregate gross consideration of $2,351,000. For each share sold, the purchasers received five year warrants to purchase fourteen shares of our common stock at an exercise price of $7.00 per share (which has since been reduced to $3.46 pursuant to the terms of the Warrant). The preferred shares were convertible at an initial conversion price of $3.50 which has been reduced to $2.00 pursuant to performance standards. The price is subject to further anti-dilution provisions. Approximately 7,110 shares have been converted (of which a portion of common stock was issued in 2005).

Convertible Debentures - In December 2003, we received $500,000 from a small group of primarily institutional lenders. We issued to the lenders seven percent one year secured notes convertible into shares of our Common Stock at $4.00 per share. We also issued to the lenders five year warrants to purchase 62,500 shares of our common stock at an exercise price of $5.00 per share. Both the notes and warrants are subject to anti-dilution provisions, including price dilution, which as of September 30, 2004 have resulted in the reduction in the conversion rates and exercise prices to $2.39 and $4.09, respectively. The lenders have received a security interest but subject to certain conditions it is second to existing and future security interests. We have the right to compel conversion or exercise of a portion of the notes and warrants depending upon market condition and other factors.

2004 Financings - We have received $7.5 million in new financings. Laurus Master Fund, Ltd. provided $5 million of this financing to us pursuant to a secured convertible term note, of which $1,930,000 was to be held in a restricted cash account under the sole control of Laurus and may be released upon the fulfillment of certain conditions. The term note matures in May 2007 and is convertible at an initial fixed conversion price of $2.96. In connection with the issuance of the convertible term note, we also issued to Laurus seven year warrants to purchase up to 493,827 shares of our common stock at prices ranging from $4.05 to $4.66. Of these warrants, warrants to purchase 197,531 shares were originally non-exercisable until the cash in the restricted account was released. The remaining $2,500,000 was raised through the private sale of convertible notes and common stock purchase warrants to accredited investors. Notes in the principal amount of $1,000,000 or "Bridge Notes" were convertible at a price of $2.37 per share and are secured. The holders of the remaining $1.5 million of convertible notes had the right to convert their notes into shares of our common stock at a price of $2.96 per share or receive the repayment of their principal amount, plus interest. We have repaid $925,000 of the principal of these notes with the balance converted into 195,552 shares of common stock. In addition, the holders of the notes received five year warrants to purchase an aggregate of 136,073 shares of our common stock at initial exercise prices of between $5.05 and $4.66. The Bridge Notes and these warrants are required to be converted or exercised in certain circumstances.

We also issued placement agent warrants in connection with each of the above transactions. An aggregate of 254,316 shares of our common stock is subject to these warrants of which warrants to purchase approximately 67,564 shares were deferred until the restricted cash account referred to above is released. The terms of the placement agent warrants are varied, as a portion of these warrants were issued in connection with each transaction and the price and the number of shares were determined in connection with each such transaction.

The exercise and conversion prices of all the above securities are subject to price and other adjustment. Each of the Notes contain restrictions on certain actions we may take, including restrictions on dividends, stock repurchases, incurring indebtedness, creating security interests in our assets and changing our business. All the above-described securities are restricted and we have undertaken to file a registration statement covering the resale of shares of Common Stock issuable upon conversion of these notes and exercise of these warrants. Pursuant to a registration rights agreement entered into with the holders of the above convertible notes, beginning in October 2004, we must pay the holders of the notes $100,000 for every 30 days until such time that the registration statement covering the resale of the common stock issuable upon conversion of the notes and exercise of the warrants becomes effective.

Because of our continuing capital requirements, we were required to obtain release of amounts from some of the restricted or secured accounts pursuant to agreements with Laurus and / or the Bridge Note Holders. In August 2004, Laurus agreed to release $1,000,000 of the original proceeds of the Laurus Note placed in a restricted bank account for the reduction of both the conversion price of the Laurus Note and the exercise price of all Laurus' warrants to $ 2.15. All of Laurus' warrants were made immediately exercisable. We had also agreed to similarly reduce the exercise price of the placement warrants associated with the Laurus transaction. In September 2004, we received approximately $400,000 from Laurus previously held in a restricted reserve account securing in part notes held by Laurus and Bridge Note Holders aggregating $6,000,000. In consideration for the release, we (i) reduced the conversion price of these notes to $2.10 per share and (ii) granted new warrants to purchase 600,000 shares of our common stock at an exercise price of $2.15. The Laurus Note is convertible into 2,380,952 shares of our common stock. Laurus received 500,000 of the additional warrants. The Bridge Notes are now convertible into 476,190 shares of common stock and the holders received a pro rata amount of 100,000 of the additional warrants.

In connection with the purchase of equipment for our contact center business, on October 12, 2004, we borrowed $500,000 pursuant to a 6% note due December 15, 2004. We have reached an agreement in principle to extend this due date. We are in discussions to finalize and document our agreement. In connection with the loan, one of our stockholders agreed to transfer to the lenders warrants currently held by such stockholder to purchase 200,000 shares of our Common Stock at an exercise price of fifty cents per share. An additional $500,000 was received from the same group of primarily institutional lenders that had advanced us $500,000 in December 2003 for convertible notes. One note holder of $50,000 was repaid.

Commencing October 15, 2004 we and our wholly owned subsidiary Voxx Corporation sold an aggregate of $3,097,500 principal amount of a new Joint 5% Unsecured Subordinated Convertible Promissory Note due May 2007. Voxx is the holding company for our subsidiaries that are operating our contact center business. Pursuant to the Note, in the event Voxx becomes a public company, the then outstanding Notes are immediately converted into shares of Voxx common stock. The rate of interest will be increased to 10% per annum if Voxx does not become a public corporation after one year. Until Voxx is a public company the holder may convert his entire Note into shares of our Common Stock for one year at a fixed conversion price related to market but not less than $2.25. Thereafter the exercise price will be $1.00 or the market price on the one year anniversary of the Notes. The Notes are subordinate in all respects to the Senior Debt. The notes are part of Units that are currently being offered in a private placement in an effort to raise up to $ 13,800,000. In addition to the note each Unit also consists of the right to receive in the future (i) warrants to purchase our Common Stock and/or (ii) warrants to purchase Common Stock of Voxx. If Voxx consummates a Voxx public transaction then any unexercised warrants to acquire shares of our common stock expires and the number of Voxx warrants to each holder may be adjusted to reflect any prior exercise of warrants to acquire our common stock. The securities sold have not been registered under the Securities Act of 1933 nor will the securities offered be registered. These securities may not be offered or sold in the United States by the investors absent registration under the Securities Act of 1933 or an applicable exemption from registration requirements.

Other Financing -We have also financed our expansion with equipment leases and landlord financing for facility improvements. The latter are repayable through amortization payments added to or paid with the rent for the facility.

INVESTING ACTIVITIES

Net cash used for investing activities in 2004 was approximately $4,525,195 compared to $1,484,303 in 2003. The increase in capital spending is a result of the development of the Company's contact center business in the Philippines

Additions to property, plant and equipment during 2004 were $5,209.749 compared to $1,071,111 in 2003. Capital expenditures during 2004 were funded from borrowings. Leasing is used for certain capital additions when considered cost effective relative to other sources of capital. The Company currently leases its corporate headquarters as well its facilities in the Philippines.

During 2005 and 2004, respectively, we acquired IMS and ICALL. Cash totaling $1,170,000 was used in 2004 for these acquisitions. The company acquired Innovative Marketing Strategies, Inc. in early January. We have an additional 500 seats of which 100 will be located on the Philippines with the balance at three domestic locations. As a result of the acquisition we will require funds for the acquisition and working capital after the acquisition.

 At the end of 2004, the Company had no material commitments for the purchase of capital assets other than those reported in its consolidated financial statements at December 31, 2004. The Company anticipates that the purchase of additional capital assets in 2005 will be funded through cash flows from operations and its borrowings.

Depending on financing and other factors we intend to add approximately 4,200 additional seats in the Philippines over the next four quarters. The following discussion sets forth our anticipated milestones, a two-phase plan for achieving our goals together with the required funds, beyond receipts from our service contracts.

Phase 1, to be completed in the Q2 2005, begins with the completion of the balance of approximately 1,750 seats at our flagship center, Epixtar House, located in Manila as well as the completion of 1,000 seats at the newly leased Epixtar Plaza on the site of the former Clark Air Force Base. The total cash outlay to complete this phase is forecast at approximately is $5,000,000.

Phase 2, contemplates the completion of (a) Epixtar Centre, a 1,250 seat center located in Aseana Business Park in the Makati section. The lease negotiations for Epixtar Centre will be complete in early January. Development will begin soon after with completion expected in Q2 2006. The total cash outlay to complete Phase 2 is projected at $8,500,000.

The total cash outlay for both phases is expected to be $13,500,000

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any off-balance sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt. In addition, the Company has not entered into any derivative contracts.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following table summarizes the Company's contractual obligations at December 31, 2004:

                                                                                Payments Due by Period
                                                     -----------------------------------------------------------------------------
                                                                     Less Than One                                   More Than 5
                                                         Total           Year          1-3 Years       4-5 Years         Years
                                                     -------------   -------------   -------------   -------------   -------------
Long-term debt obligations                           $  13,170,910   $   9,340,050   $   3,830,860   $           -   $           -
Capital leases obligations                                 214,708         152,100          62,608
Operating lease obligations, net of subleases           16,738,368       1,713,842       4,575,490       4,634,429       5,814,607
  Interest commitments under interest bearing debt       1,600,999         816,785         784,214
                                                     -------------   -------------   -------------   -------------   -------------
                                                     $  31,724,985   $  12,022,777   $   9,253,172   $   4,634,429   $   5,814,607
                                                     =============   =============   =============   =============   =============

NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123, (revised 2004) (SFAS 123R) "Share-Based Compensation" revising SFAS 123, Accounting for Stock-Based Compensation and superseding APB 25, "Accounting for Stock Issued to Employees". This SFAS eliminates the alternative to use APB 25's intrinsic value method of accounting that was provided in SFAS 123 as originally issued. SFAS 123R establishes standards for the accounting of transactions in which a company exchanges its equity instruments for goods or services or incurs liabilities in exchange for goods or services that are based on the fair value of the company' equity instruments or that may be settled by the issuance of equity instruments. This SFAS focuses primarily on accounting for transactions in which a company obtains employee services in share-based payment transactions, and does not change the accounting guidance for share-based payment transactions with parties other than employees. This SFAS requires a public company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. SFAS 123R becomes effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The Company is currently assessing the impact of this SFAS on the Company's results of operations or financial position.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, (SFAS 153) "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29". Opinion 29 provided an exception to the basic measurement principle (fair value) for exchanges of similar productive assets. That exception required that some nonmonetary exchanges, although commercially substantive, be recorded on a carryover basis. SFAS 153 eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance. The Company expects that the adoption of SFAS 153 will not have a material effect on the Company's financial position, results of operations or cash flows.

FASB Staff Position No. 109-2 (FSP 109-2), "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004", provides guidance under SFAS 109, "Accounting for Income Taxes," with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the "Jobs Act") on enterprises' income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS 109. The Company has not yet completed evaluating the impact of the repatriation provisions. Accordingly, as provided for in FSP 109-2, the Company has not adjusted its tax expense or deferred tax liability to reflect the repatriation provisions of the Jobs Act.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company's accounting policies are more fully described in Note 1 of the notes to our consolidated financial statements. As discussed in Note 1, the preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about future events that affect the amounts reported in our consolidated financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results could differ from those estimates, and such differences may be material to the Company's consolidated financial statements. Listed below are those policies and estimates that the Company believe are critical and require the use of significant judgment in their application.

    Credit Risks

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents and accounts receivable. The Company's investment policy is to invest in low risk, highly liquid investments. The Company maintains its cash balances with high quality financial institutions and at times such balances are in excess of FDIC insurance limits. The Company believes no significant concentration of credit risk exists with respect to the Company's cash balances.

The Company utilizes the services of outside third-party billing houses. Since the Company's receivables collected by clearing agents are not segregated, there is a concentration risk and possible loss upon the bankruptcy or defalcation of any clearing agent. There is no substantial dependency on any billing house as they are utilized for better cash flow management and compliance issues.

Historically, the Company has depended on third-party vendors for its telemarketing and fulfillment operations for its ISP business. Substantially, all of the Company's telemarketing vendors operated their facilities outside the United States. As of December 31, 2004, no third-party telemarketers were being utilized as the Company has ceased marketing ISP services.

The Company has significant operations in the Philippines, and is subject to risks associated with operating in the Philippines, including political, social, economic instability, increased security concerns, fluctuation in currency exchange rates and exposure to different legal standards. Total amount of assets included in the accompanying consolidated statements and used in the Company's Philippines operations were approximately $5,454,000 at December 31, 2004.

    Goodwill Valuation

Goodwill represents the excess of the purchase price over the fair market value of net assets acquired. The process of determining goodwill requires judgment. Evaluating goodwill for impairment involves the determination of the fair market value of our reporting units. Inherent in such fair market value determinations are certain judgments and estimates, including the interpretation of current economic indicators and market valuations, and our strategic plans with regard to our operations. To the extent additional information arises or our strategies change, it is possible that our conclusion regarding goodwill impairment could change, which could have a material effect on our financial position and results of operations. For those reasons, we believe that the accounting estimate related to goodwill impairment is a critical accounting estimate.

The Company reviews goodwill annually (or more frequently under certain conditions) for impairment in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. The Company performed its annual impairment test of goodwill as of December 31, 2004 and determined that goodwill was not impaired. At December 31, 2004, goodwill was approximately $3,360,272. While the Company believes that no impairment existed as of December 31, 2004, there can be no assurances that future economic or financial developments might not lead to an impairment of goodwill.

    Stock-Based Compensation

With the approval of the Company's Board of Directors (Board), it issues to employees options to purchase our common stock. The Board approves grants only from amounts remaining available for grant that were formally authorized by the Company's stockholders. The Company grants approved options with an exercise price not less than the market price of the common stock on the date of the option grant. The Company accounts for options under the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and, accordingly, recognizes no compensation expense for the grants. SFAS No. 123 Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure, an amendment of FASB Statement No. 123, require us to disclose the effects on net earnings and basic and diluted earnings per share had we recorded compensation expense in accordance with SFAS No. 123.

In December 2004, the FASB issued SFAS No. 123(R). SFAS No. 123(R) establishes accounting standards for transactions in which a company exchanges its equity instruments for goods or services. In particular, this Statement would require companies to record compensation expense for all share-based payments, such as employee stock options, at fair market value. This Statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005 (our fiscal period beginning July 1, 2005). The Company is currently reviewing the effect of SFAS No. 123(R) on our consolidated financial statements. The Company's believe that the accounting estimate for the valuation of share-based payment is a critical accounting estimate because judgment is required in determining the valuation of the stock options granted to employees.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is exposed to certain market risks that arise in the ordinary course of business. A discussion of the Company's primary market risk exposure and interest rate risk is presented below.

Interest Rate Sensitivity - At December 31, 2004, the Company had cash, cash equivalents and restricted cash equivalents totaling $1,530,052. These amounts were invested primarily in money market funds, certificates of deposit, municipal bonds and federal agency securities. The unrestricted cash and cash equivalents are held for working capital requirements, general corporate purposes and potential acquisition of assets. The Company does not enter into financial instrument transactions for trading or speculative purposes. Some of our borrowings are through floating rate debt, subject to changes in the prime rate. Accordingly, the Company's interest expense will increase with any future increase in prime rates. The Company however, believes that it has no material exposure to changes in interest rates.

Effect of Changing Prices - The principal effect of inflation on the Company's operating results is to increase costs. Subject to normal competitive market conditions, the Company believes it has the ability to raise selling prices to offset these cost increases over time. In recent years the general rate of inflation has not had a significant adverse impact on the Company.

Foreign Currency Exchange Risk - The Company's results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Philippine peso. The Company generates expenses in the Philippines, primarily in Philippine pesos and derives all of its revenues in U.S. dollars. An increase in the value of the U.S. dollar relative to the Philippine peso would reduce the expenses associated with the Company's Philippine operations, and conversely a decrease in the relative value of the U.S. dollar would increase the cost associated with these operations. Expenses relating to our operations outside the United States increased for the year ended December 31, 2004 when compared with the year ended December 31, 2003 due to increased costs associated with higher revenue generation and customer management services. The Company funds its Philippine operations through U.S. dollar denominated accounts held in the Philippines. Payments for employee-related costs, facilities management, other operational expenses and capital expenditures are converted into Philippine pesos on an as-needed basis. To date, we have not entered into any hedging contracts. Historically, we have benefited from the ongoing decline in the Philippine peso against the U.S. dollar.

Seasonality -Generally, our operations are not subject to seasonal factors. However, in in the past, during December we reduced our marketing activities because we believed potential customers would be preoccupied with holiday activities.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A.    CONTROLS AND PROCEDURES.

a.  Conclusion Regarding Disclosure Controls and Procedures

The Company maintains "disclosure controls and procedures," as such term is as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the Exchange
Act) pursuant to Rule 13a-15 of the Exchange Act that are designed to ensure that information required to be disclosed in reports that are filed or submitted under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified by the SEC rules and forms, and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosure.

The Company's internal control over financial reporting is a process designed under the supervision of the Company's principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

In designing internal control over financial reporting and evaluating the Company's disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management of the Company carried out an evaluation, with the participation of the Company's CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (within the meaning of Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, the Company's CEO and CFO concluded that, as of the end of the period covered by this Annual Report on Form 10-K, the Company's disclosure controls and procedures (within the meaning of Rule 13a-15(e) of the Exchange Act) are effective at a reasonable assurance level.

b. Changes in Internal Control Over Financial Reporting

There has been no change in the Company's internal control over financial reporting during the quarter ended December 31, 2004, that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

 ITEM 9B.   OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

                       MANAGEMENT, OFFICERS, AND DIRECTORS

NAME                  AGE    POSITION
-------------------   ---    -----------------------------------------------
Ilene Kaminsky         39    Chief Executive Officer, Director

David Srour            43    Chief Operations Officer, President and Director

Irving Greenman        69    Chief Financial Officer, Chief Accounting Officer,
                             Director

Todd Fisch             43    Chief Corporate Strategist, President - IMS
                             International, Inc.

William D. Rhodes      56    Chief Executive Officer and President
                             NOL Group, Inc.,

Gerry M. Dunne, Jr.    42    Executive Vice President, Sales

Ken Van Vranken        50    Chief Operations Officer - Voxx Corporation

David Berman           58    Director

John W. Cooney         69    Director

Kenneth Elan           52    Director

Sheldon Goldstein      65    Director

Robert Palmer          79    Director

ILENE KAMINSKY has served as Chief Executive Officer of Epixtar since November 2004. Prior to joining Epixtar, Ms. Kaminsky spent four years with Cisco Systems driving business strategy both within Cisco and to its customers in the telecommunications service provider market. Preceding her tenure at Cisco, she spent 10 years focused on business development, corporate strategy, marketing, business planning, and raising capital in the public and private markets. Prior to Cisco, she served as Vice President of Marketing for HTE8 from 1999 to 2000, a fixed wireless broadband service provider. Ms. Kaminsky consulted for a number of service provider start-up companies where, in addition to developing corporate strategies and raising capital with venture capital firms and other investors, she also served as Chief Marketing Officer at yourorg.com, an affinity portal company, and as Senior Vice President of Marketing and Founder at The Intelesis Group/ FreeCaller Communications, a long distance and telephony provider. She served as Vice President of Marketing at Equalnet Communications in Houston, a facilities-based voice local and long distance provider marketing voice solutions to SMBs and Enterprises. There she played a primary role in diligence and acquisition of several ISPs and IT integration companies. Ms. Kaminsky holds a dual BA from University of Florida in English and Philosophy.

DAVID SROUR has served as our President since June 2003 and is now Chief Operating Officer. On April 16, 2004, he became our Chief Executive Officer and on August 16, 2004 he became our Chairman of the Board. He served as Chief Executive Officer until November 2004 and as our Chairman of the Board until February 2005. He previously served as our Vice President and Chief Operating Officer from November 2001 to June 2003. Prior to joining us, Mr. Srour was Senior Director of Information Service of Carr America Realty, a former client of his at KPMG Consulting in McLean, Virginia, where he was a Senior Manager from 2000 to 2001. At KPMG, Mr. Srour specialized in eCommerce, project management and process improvement consulting services. Beginning in 1997, he spent four years at Ernst and Young LLP, providing information systems and process improvement consulting services including back office and eCommerce implementations for such clients as General Motors, Lehman Brothers and Simon Property Group. Mr. Srour also has significant telecommunications experience, including roles as COO of Interactive Telecard Services, Inc. and SmarTel Communications. Mr. Srour holds a dual BS in Information Systems and Marketing from the Syracuse School of Management.

IRVING GREENMAN has, since June 2000, served in various executive positions for us, including our Chief Financial Officer and Chief Executive Officer. From 1998 through 1999, he was Chief Financial Officer for Kaleidoscope Media Group, Inc., an entertainment company. Prior to that, he was the Chief Financial Officer for Medica Media and Healthcare International, both of which were engaged in the healthcare industry. Mr. Greenman is a Certified Public Accountant licensed in New York and in Florida. Mr. Greenman graduated with a B.B.A. from City College of New York, which is now the Bernard Baruch School of Business.

TODD FISCH is our Chief Corporate Strategist and is currently President of IMS International, Inc. As Chief Corporate Strategist, Mr. Fisch's duties include designing our overall business strategy and then instituting that strategy (which necessarily encompasses both business development and presentation), as well as supervising the operational and managerial processes that underlie the Company's businesses. Mr. Fisch is largely responsible for the quick and efficient mobilization and conversion of our off-shore resources into modern, responsive contact centers that offer comprehensive, turnkey solutions for teleservices initiatives. Mr. Fisch was president of Epixtar Philippines IT Enabled Services Corporation from 2004 to March 2005, our subsidiary that owns and operates our flagship contact center in the Republic of the Philippines. From 2000 through 2004, Mr. Fisch was a consultant to the company, either directly or through entities, for various business, telecommunications and call center matters. Mr. Fisch also owns the entire beneficial interest in the firm that provides us with advice and services relating to the establishment of our contact center business and other business and administrative activities.

WILLIAM D. RHODES served as our President from January 2002 through June 2003 and is now President of our ISP subsidiaries. In February 2001, Mr. Rhodes was also the founding President of NOL Group, which is now one of our subsidiaries, establishing corporate infrastructure for this new Internet service provider of "B-to-B". He remains the current President of NOL Group and has been employed by us since our acquisition of NOL Group in March 2001. Mr. Rhodes performed consulting services for us from September 2000 until February 2001. From February 1999 through July 2000, Mr. Rhodes served as Chief Operating Officer of Equalnet Communications Corp. in Houston, Texas with responsibility for all company operations including customer care, billing, provisioning and networks. From 1996 until 1999, Mr. Rhodes served as President and Chief Operating Officer of Valu-Line Communications in Longview, Texas. Mr. Rhodes has an MSEE and BSEE from the University of Missouri at Columbia and has been involved in state-of-the-art electronics, navigation and communication projects throughout his career, including 20 years with Rockwell International.

GERALD M. DUNNE, JR. has been our Executive Vice President in charge of Sales and Marketing since 2000. He was formerly the Chairman and Chief Executive Officer of Group Long Distance Inc., a NASDAQ traded long distance reseller from 1988 through 1999. Mr. Dunne led that company to over 200,000 residential and small business subscribers before leaving to become Chief Executive of our subsidiary, One World Public Communications Corp.

KEN VAN VRANKEN is Chief Operations Officer of Voxx Corporation and President of Epixtar Philippines IT-Enabled Services Corporation. From 2003 to January 2005, Mr. Van Vranken was President and Chief Executive Officer of Krane Products, Inc. in Boca Raton, Florida, with his chief responsibility being strategic direction and the reorganization and repositioning of call centers, inside sales and company teleservices. From 2001 to 2003, Mr. Van Vranken served as General Manager-Philippines for e-Performax Contact Centers located in Makati City, Philippines, where he supervised the general management of the multi-site off-shore operations of the company's call centers, including physical operations, staff selection and client services. From 2000 to 2001, Mr. Van Vranken was Vice President of Operations/Client Services for Center Partners, Inc. of Fort Collins, Colorado. Prior to that position, Mr. Van Vranken owned and operated his own business, VVD Inc., a company that specialized in providing inbound and outbound sales as well as concierge level customer service for Fortune 500 companies. Mr. Van Vranken has a B.A. in Business Administration from the University of Heidelberg in West Germany.

DAVID BERMAN is a practicing attorney in Miami, Florida and has been a director since 2002. Since 1983, Mr. Berman has been a partner in Berman & Berman, a partnership in Miami, Florida specializing in tax law and business planning. Prior to 1983, he was a member of the firm of Bedzow & Korn of Miami.

KENNETH ELAN has been a director since June 2003. He has been a practicing attorney in New York City for over twenty-five years. He specializes in litigation, concentrating in corporate and commercial litigation.

JOHN W. COONEY has been a director since July 2003. Since 2000, Mr. Cooney has been a Vice President for Lionstone Group, Inc., owner of the Seville and the Ritz-Carlton Hotels on Miami Beach, DuPont Plaza in Miami, Sheraton Curacao Resort, Princess Beach Resort Curacao, and Holiday Inn Aruba. From 1987 through 2000, he was President of Westbourne, Inc., an import-export company. He retired in 1997 from Coopers & Lybrand's Miami office where he served as Senior Tax Partner. While with Coopers & Lybrand, he served on several committees in the firm, having responsibility for review of all real estate tax oriented investments in which the firm was involved.

Mr. Cooney provides tax and financial consulting services specializing in taxation, including foreign taxation, real estate and partnerships.

SHELDON GOLDSTEIN has been a director since February 2005. Mr. Goldstein is presently a consultant for companies dealing in the transportation of documents. Previously, Mr. Goldstein was president of a company that operated a restaurant-nightclub for 14 years and before that he was a revenue examiner for the city of Philadelphia for 21 years. Mr. Goldstein graduated from Temple University in Philadelphia, Pennsylvania in 1962 with a B.S. degree in accounting.

ROBERT PALMER has been a director since February 2005. Mr. Palmer has been a practicing attorney for over forty-eight years. In 2002, Mr. Palmer joined the law firm of Aviation Legal Group, P.A., and is currently associated with this firm. From 2000 to 2002, Mr. Palmer operated a law office in Boca Raton, Florida, representing both national and international business entities and private interests. From 1975 to 1995, Mr. Palmer formed and maintained the law firm of Palmer & Lazer in Miami, Florida. During this same time period, from 1988 through 1989, Mr. Palmer was Vice President of Templehoff Airways, an airline based in Berlin, Germany. Mr. Palmer attended Saint John's University School of Commerce and Saint John's University School of Law.

Executive officers are elected annually by the our Board of Directors to hold office until the first meeting of our Board of Directors following the next annual meeting of shareholders and until their successors are chosen and qualified.

STAFF RELATIONSHIPS
There are no family relationships among our executive officers or directors. Nevertheless, certain relationships exist between directors, executive officers or significant stockholders and certain U.S. based management and staff employees. A son of David Berman, a director, is an employee. Two children and a daughter-in-law of Stanley Myatt, an affiliate, are employees. A stepson of Martin Miller, an affiliate, is an employee. Messrs. Myatt and Miller are both employees. The mother and spouse of Mr. Todd Fisch are also our employees. His spouse is our Vice President of Human Resources.

AUDIT COMMITTEE
Prior to August 14, 2003, the Board of Directors acted as the Audit Committee as permitted by the rules of the Securities and Exchange Commission. Effective August 14, 2003, however, we established an Audit Committee consisting of three independent directors. John Cooney is chairman of the audit committee and our financial expert under the rules of the Securities & Exchange Commission. Mr. Cooney has over thirty years experience as a partner of a leading public accounting firm. He does not have, nor does any other director member of the committee, have, a prior relationship with us and each is independent.

CODE OF ETHICS
We have a Code of Ethics which is applicable to all of our senior officers, including the principal executive officer, the principal financial officer and the principal accounting officer. The Code of Ethics is included as an exhibit filled with our Annual Report on Form 10-KSB for 2002.

Our Code of Ethics is posted, and any amendment to, or waiver of that code that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, will be posted on, our website (www.epixtar.com). We will also provide, without charge, a copy of our Code of Ethics upon written request addressed to us at 11900 Biscayne Blvd., Suite 700, Miami, FL 33181, Attn:
General Counsel.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

        Section 16(a) of the Exchange Act requires certain of our officers, our directors and persons who beneficially own more than 10% of our common stock to file initial reports of ownership on Form 3 and changes in ownership on Form 4 or Form 5 with the Securities and Exchange Commission, and to provide us with copies of all forms filed.

        We believe, based upon the our review of Forms 3, 4 and 5, and amendments thereto, if any, furnished to the us during or with respect to fiscal year 2004 (or upon written representations that such forms were not required to be filed), that no person who, at any time during the fiscal year 2004, was an officer, director or beneficial owner of more than 10 percent of the our common stock, failed to file, on a timely basis, any reports required by Section 16(a) of the Exchange Act during fiscal 2004 or during prior fiscal years, except that, other than Irving Greenman, none of the persons listed as directors, or executive officers under this Item 10 filed a Form 3 upon becoming subject to reporting obligations under Section 16(a) of the Exchange Act nor have any of such persons filed any required reports on Forms 4 or 5.

        We are in the process of assisting the foregoing persons in making these filings. We are also establishing procedures to coordinate and facilitate filings by our officers and directors who are subject to reporting obligations under Section 16(a) of the Exchange Act to assist them in making timely filings in the future.

ITEM 11.    EXECUTIVE COMPENSATION.

The following table sets forth information concerning compensation paid or accrued by us or any of our subsidiaries for services rendered during the fiscal year ended December 31, 2004 by all persons who acted as a Chief Executive Officer and for the four highest paid officers earning in excess of $100,000 during 2004.

                           SUMMARY COMPENSATION TABLE

                              ANNUAL COMPENSATION       AWARDS
                             ---------------------   ------------
    NAME AND                                          SECURITIES
   PRINCIPAL                  SALARY        BONUS     UNDERLYING
    POSITION        YEAR        ($)          ($)     OPTIONS/SARS
----------------    ----     ---------      ------   ------------
Ilene Kaminsky - Chief Executive Officer

                    2004(1)     15,000           -              -
                    2003             -           -              -
                    2002             -           -              -

David Srour - Chief Executive Officer

                    2004(1)    331,000           -              -
                    2003       222,500           -        300,000(2)
                    2002       186,969      50,000              -

Martin Miller - Chief Executive Officer

                    2004(1)    280,024           -              -
                    2003             -           -              -
                    2002             -           -              -

Todd Fisch

                    2004     1,180,000(3)        -              -
                    2003     1,047,500(3)        -              -
                    2002       458,428           -              -

Irving Greenman

                    2004       313,000           -              -
                    2003       285,000           -        200,000(2)
                    2002       300,000      75,000              -
Gerald M. Dunne, Jr.
                    2004       247,150           -              -
                    2003       193,750           -        300,000(2)
                    2002       146,315      50,000              -

William D. Rhodes

                    2004       173,625           -              -
                    2003       173,252           -        200,000(2)
                    2002       151,629           -              -

NOTES TO SUMMARY COMPENSATION TABLE

(1) Ms. Kaminsky has served as our Chief Executive Officer since November, 2004. Mr. Srour served as our Chief Executive Officer from April 2004 until November, 2004. Mr. Miller served as our Chief Executive Officer from October 2002 until April 2004.

        Our Chief Executive Officer, Ms. Ilene Kaminsky, has an at will Employment Agreement with us that provides for a severance benefit equal to 6 months of her then current salary in the event that she is terminated without cause and a severance benefit of up to $1,000,000 in the event of a change of control of the Company. None of our other executive officers have employment agreements with us.

(2)     All stock options were granted with a strike price of $3.50 per share.

(3) Includes amounts paid to Mr. Fisch as a consultant. See "Certain Relationships and Related Transactions," below.

        OPTION/SAR GRANTS IN LAST FISCAL YEAR

        NONE

        AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES

                                   NUMBER OF UNEXERCISED
                                   OPTIONS/SARS AT FY-END
                                            (#)
                               -----------------------------
        NAME                    EXERCISABLE    UNEXERCISABLE
        --------------------   -------------   -------------
        Ilene Kaminsky                     -               -
        David Srour                  140,000         200,000
        Martin Miller                      -               -
        Todd Fisch                   200,000               -
        Irving Greenman              266,667         133,333
        Gerald M. Dunne, Jr          150,000         100,000
        William D. Rhodes            166,667         133,333

LONG-TERM INCENTIVE PLANS -- AWARDS IN LAST FISCAL YEAR

        NONE

DIRECTORS' COMPENSATION

Prior to 2004 we paid our outside directors $500 per meeting. In July 2002, we granted a stock option to David Berman pursuant to our Stock Option Plan to purchase 100,000 shares of our common stock at forty-two cents ($0.42) per share. In 2003, we issued options to purchase 50,000 shares to each of John Cooney and Kenneth Elan at exercise prices of $4.50 and $3.50, respectively. All of the foregoing options described in this paragraph are substantially similar to the options granted executive officers described above. We recently initiated a new independent director compensation package. Each will receive $10,000 per annum and $5,000 for the audit committee.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding beneficial ownership of our common stock as of March 31, 2005 by,

o each stockholder known by us to be the beneficial owner of more than 5% of the outstanding common stock,

o       each director,

o       each named officer,

o       and all directors and executive officers as a group.

Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

Name and Address of                                 Approximate
                                                     Number of
                                                       Shares
                                                    Beneficially
Beneficial Owner                                       Owned       Percentage
--------------------------------------------------  ------------   -----------
Trans Voice Investments Inc. (1) .................     5,556,000          45.7%
Trans Voice L.L.C. (1) ...........................     5,556,000          45.7%
Martin Miller (1)(2) .............................     5,651,921          46.5%
Stanley Myatt (1) ................................     5,556,000          45.7%
Sheldon Goldstein ................................       900,000           7.4%
Todd Fisch .......................................       200,000           1.6%
David Srour (3) ..................................       206,817           1.7%
Irving Greenman (3) ..............................       300,000           2.4%
David Berman (3) .................................        51,667              *
Gerald M. Dunne, Jr. (3) .........................       216,667           1.8%
William D. Rhodes ................................       200,000           1.6%
Robert Palmer ....................................             0              *
John W. Cooney (3) ...............................        33,334              *
Kenneth Elan (3) .................................        33,334              *
Directors & Executive Officers as a group(1)(3) ..     2,141,819          16.0%
*Less than 1%

Name and address of Beneficial Owner

The address of each person is c/o Epixtar Corp. 11900 Biscayne Boulevard, Miami, Florida 33181.

(1) Including shares registered in the name of Trans Voice L.L.C. Each of Messrs. Miller and Myatt is deemed to beneficially own this percentage of shares of common stock owned by Trans Voice by virtue of their or their affiliate's 50% ownership of Trans Voice Investments Inc. which owns 98% of Trans Voice L.L.C.

(2) Includes 95,921 shares owned by Mr. Miller and his spouse. It does not include 122,500 shares owned by his spouse with respect to which Mr. Miller disclaims any beneficial ownership.

(3) Includes shares underlying options exercisable within 60 days of March 31, 2005. In addition to these options additional shares are subject to options not exercisable within 60 days as follows:

            Irving Greenman........................................     100,000
            David Berman...........................................      33,334
            Kenneth Elan...........................................      16,666
            David Srour............................................     133,333
            John Cooney............................................      16,666
            Gerald M. Dunne, Jr....................................     133,333
            William P. Rhodes......................................     100,000
            All executive officers and directors as a group........     533,332

NON BENEFICIAL HOLDERS

Brookfield Investments Ltd. is the record owner of more than five percent of our common stock. Brookfield owns of record 770,000 shares and has warrants to purchase 3,550,000 shares of our common stock. We have been advised by Brookfield that all of our securities held by it are held as nominee for unrelated third parties none of whom have an interest equal to five percent. Laurus owns a $5,000,000 principal amount Secured Convertible Term Note which is convertible into 2,380,952 shares of our common stock. It owns warrants to purchase 2,893,827 shares of our common stock. Both the note and warrant contain a provision that prohibits conversion or exercise, if upon such conversion or exercise Laurus would own 4.99% or more of the outstanding shares of common stock. This provision does not apply to defaults and may be waived by Laurus upon 75 days prior notice. Because of this prohibition, Laurus is not deemed to beneficially own more than 5% of our common stock.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On November 14, 2000 we acquired the entire interest of Trans Voice Investment Ltd. in SavOn, a Florida limited liability company. Trans Voice Investment, Ltd. owned an 80% interest in SavOn. The consideration for Trans Voice Investment Ltd.'s entire interest in SavOn was 2,000,000 shares of our common stock. The original agreement provided for the issuance of additional shares if during the six-month period from January 1, 2001 to June 30, 2001, the accumulated net after tax income of SavOn was greater than $1,200,000. For each $1.00 of any such excess of net after tax income, Trans Voice Investment Ltd. was to receive additional shares having a market value of $10.00. Due to the cancellation of SavOn's agreement with Global Crossing, SavOn discontinued its telecommunications business. Trans Voice Investment Ltd. claimed that it was deprived of its potential right to receive additional shares as SavOn would have no earnings. In lieu of all claims of Trans Voice Investment, Ltd. against us, we paid an additional $225,000 that was treated as part of the purchase price.

On March 31, 2001, we acquired all the shares of NOL Group, Inc. (""NOL Group" ) in exchange for 2,000,000 of our shares. Trans Voice Investment Ltd. owned 80% of the shares of NOL Group with the balance owned by Sheldon Goldstein. Prior to the transaction, Trans Voice Investment, Ltd. was our principal stockholder and held 2,000,000 shares, or one-third, of our stock. As part of the transaction, we agreed to pay additional contingent consideration to the former shareholders of NOL Group. If, during the eighteen month period between April 1, 2001 and September 30, 2002, the accumulated net after tax income of NOL Group exceeded $1,200,000, then additional shares of our stock would be issued to the former shareholders of NOL Group, equal to any excess divided by ten. During 2001 the former owners of NOL Group claimed that we failed to commence NOL Group's operations timely and adequately fund it. As of November 30, 2001, we agreed with the shareholders to eliminate the contingent right and settle all claims in consideration for an additional 2,500,000 shares of our common stock. The value of the stock was $5,750,000 based on the market price at the time.

In April 2001, NOL Group,. entered into an oral agreement to pay Trans Voice Inc. a monthly fee of $4.00 for each of its customers. Trans Voice Investment Inc., which was owned by Messrs. Stanley Myatt and Martin Miller, or their affiliates, was unaffiliated with Trans Voice Investment Ltd at that time. On October 1, 2001, the agreement was modified and reduced to writing because the parties agreed that the payments would become excessive and burdensome. Pursuant to the Payment Agreement, as amended, NOL Group and other subsidiaries were obligated to pay Trans Voice Investment Inc $150,000 per month as long as NOL Group and other subsidiaries operated their ISP programs. In addition, Trans Voice Investment Inc. was to receive $1.00 for each additional customer in excess of 100,000 customers in any given month. NOL Group is also obligated to provide office space and services to Trans Voice Investment, Inc. The agreement constitutes consideration for services including services as a finder provided in connection with the organization of NOL Group. Subsequent to the execution of this agreement, Trans Voice L.L.C acquired all our shares owned by Trans Voice Investment Ltd and became our principal shareholder. Trans Voice Investments Inc., together with Messrs. Miller and Myatt, individually own the entire interest of Trans Voice L.L.C.. Mr. Miller was our chief executive officer prior to the execution of the Payment Agreement and again thereafter from September 2002 to April 2004. The parties to the Payment Agreement agreed to limit the payment obligation to $4,200,000 payable in monthly installments of $300,000 per month from November 2004 through December 2005. Trans Voice L.L.C. has also entered into an agreement pursuant to which it will be compensated for any clients and acquisition candidates it introduces to us with whom we consummate a transaction.

As of April 2003, we determined to outsource many aspects of the development of our new business plan. We entered into an agreement with Trans Voice L.L.C., our principal stockholder, to find, contract with, pay and supervise an entity to assist in the development of our new business, including assisting us in:

o Managing existing vendor relationships for sales campaigns and growth to meet and liven up new business needs.

o Managing site selection, lease negotiations, design, and build-out of our offshore call centers.

o Negotiating incentive and financial assistance packages with government ministries and agencies on our behalf.

o Identifying commercial opportunities for us to sell new services and developing new products for us to market.

o       Identifying and negotiating merger and acquisition situations for us.

The above described arrangement involving three parties was structured to enable Transvoice to supervise the subcontractor. As it turned out, the amount of time required for supervision was negligible. As the amount of time necessary for the supervision was minimal we determined the value of Trans Voice's services was de minimus.

Mr. Todd Fisch, who is now one of our executive officers, owns the entire equity interest, in this subcontractor consulting firm. For Mr. Fisch's recent employment history and compensation, reference is made to ITEMS 10 and 11, above.

In the third quarter of 2002, we repaid loans aggregating $175,000 to Trans Voice Investment Inc. and Stanley Myatt. The loans bore interest at seven percent per annum.

Commencing in 2004, Messrs. Miller and Myatt each received annual salaries of $300,000 as our employees The annual salary to each of them has been reduced to $150,000 beginning January 2005. A portion of the salary paid to Mr. Miller in 2004 was received by him while he was our chief executive officer. There are no employment agreements between us and either Mr. Miller or Mr. Myatt.

We entered into an agreement on December 6, 2002, which was amended in March 2003, relating to our demand note payable to Brookfield Investments Ltd.("Brookfield") in the amount of approximately $2,454,000 The agreement provided that Brookfield would not make any demand for payment until January 2005, and for Brookfield to subordinate its security interest in our and our subsidiaries' accounts receivable to certain types of lenders.. We retained the right to prepay the loan without any penalty at any time. In consideration of the foregoing, we issued warrants to Brookfield to purchase 4,000,000 shares of our common stock at an exercise price of $.50 per share The warrants are exercisable during the period from May 31, 2003 until May 31, 2006. Subsequent to March 2003, Brookfield voluntarily agreed to surrender its security interest.

While we believe the transactions referred to above were fair, they were not negotiated at arms length. Transactions with any of our principal stockholders, officers or directors must now be approved by a majority of our independent directors.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM. Rachlin Cohen & Holtz audited our financial statements for the years ended December 31, 2004 and 2003. Rachlin Cohen & Holtz has been our independent registered public accounting firm since our fiscal year 2003.

Audit Fees

The fees billed by Rachlin Cohen & Holtz for various types of professional services and related expenses during the years ended December 31, 2004 and 2003 were as follows:

TYPE OF SERVICE                      2004              2003
-------------------------------   ------------   ------------
Fees for audit services           $    236,717   $     60,879
Fees for audit related services          9,766              -
Fees for tax services                   62,309          3,850
Fees for all other services              1,105              -
                                  ------------   ------------
Total                             $    309,897   $     64,729
                                  ============   ============

Audit services include the audit of our annual financial statements, reviews of our quarterly financial information and consents and comfort letters related to our issuances of debt securities. Audit-related services include the audits of our employee benefit plans, assistance in understanding and applying financial accounting and reporting standards, accounting assistance with proposed transactions and other services related to our compliance with Section 404 of the Sarbanes-Oxley Act. Tax services are primarily tax planning, tax compliance services and tax return preparation.

Audit Services Pre-Approval Policy

The Audit Committee Charter requires that the Audit Committee pre-approve all auditing services (including providing comfort letters in connection with securities offerings) and non-audit services (including tax services) provided to us or our subsidiaries by our independent registered public accounting firm, except for non-audit services covered by the de minimus exception in Section 10A of the Securities Exchange Act of 1934. During fiscal 2004, the Audit Committee pre-approved all services provided by Rachlin Cohen & Holtz.

Auditor Independence

Our Audit Committee has been informed of the types of services that Rachlin Cohen & Holtz has provided to us and has determined that Rachlin Cohen & Holtz providing those services to us is compatible with Rachlin Cohen & Holtz maintaining its independence from us.

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) List of documents filed as part of this report.

    (1)  Financial Statements

         The consolidated financial statements required in Item 8 are submitted in a separate section beginning on page F-1 of this Annual Report of Form 10-K.

         Reports of Independent Registered Public Accounting Firms Consolidated Balance Sheets
         Consolidated Statements of Operations
         Consolidated Statements of Cash Flows
         Consolidated Statements of Changes in Stockholders' Equity Notes to Consolidated Financial Statements

    (2)  Financial Statement Schedule

         Schedule II---Valuation and Qualifying Accounts and Reserves is a part of this Form 10-K and should be read in conjunction with our consolidated financial statements. This schedule is included following the Company's Financial Statements. All other financial statements and schedules not listed have been omitted because the required information is included in the consolidated financial statements or the notes thereto, or is not applicable or required.

         Schedule II--Valuation and Qualifying Accounts and Reserves

    (3)  Listing of Exhibits

Exhibit No.   Description of Document
-----------   ------------------------------------------------------------------
2.1           Exchange Agreement for the Purchase of Part of SavOnCalling.com,
              LLC between Global Asset Holdings, Inc. and Transvoice
              Investments, Ltd. Dated November 14, 2000.(1)

2.2 Exchange Agreement by and between Transvoice Investments Ltd., Sheldon Goldstein & Global Asset Holdings, Inc. for National Online Services, Inc. Dated March 31, 2001(3)

2.3 Acquisition Agreement made as of November 29, 2004 between the Company and the Shareholders of IMS.(10)

3.1(a)        Certificate of Incorporation(2)

3.1(b)        Amendments to Certificate of Incorporation(2)

3.1(c)        Amendment to Certificate of Incorporation(4)

3.1(d)        Amendment to Cert. of Incorporation dated June 11, 2003(5)

3.2           By-laws(1)

4.1           2001 Stock Option Plan(3)

4.2.1         Warrants issued to Brookfield Investments Ltd.(4)

4.3           Securities Purchase Agreement dated as of June 11, 2003 (5)

4.4           Form of Warrant issued in connection with June 11, 2003 Private
              Placement(5)

4.4.1         Form of warrant issued to third parties in June Private
              Placement(6)

4.5 Registration Rights Agreement with private placement investor(6) dated as of June 11, 2003(5)

4.6           Warrant issued to Alpine Capital Partners July 2003(6)

4.6.1         Warrant issued to investment advisor September 2003 (6)

4.7 Note Purchase Agreement dated December 9, 2003 between Epixtar, Subsidiaries and Note Investors (6)

4.8.1         Epixtar Corp. 7% Secured convertible note due December 9, 2004 (6)

4.8.2 Security Agreement between Epixtar Corp. and Subsidiaries and Note Investor (6)

4.8.3         Warrant granted December 9, 2003 issued to Noteholders
              Investor (6)

4.8.4         Registration Rights Agreement and Note Investor dated December 9,
              2003 (6)

4.9.1 Subscription Agreement dated April 22,2004 between the Company and Bridge Investors(7)

4.9.2         Form of convertible note dated April 22, 2004(7)

4.9.3         Form of Warrant issued in connection with Bridge Investor
              Financing (7)

4.10.1 Subscription Agreement dated May, 2004 between the Company and Wedge Investors (7)

4.10.2 Form of 7% convertible note dated May 7, 2004 Form of Warrant Issued in connection with Wedge Investor financing (7)

4.11.1 Securities Purchase Agreement dated May 14, 2004 between Epixtar, Subsidiaries and Note Investor (7)

4.11.2        Form of Laurus secured convertible term note (7)

4.11.3 Master Security Agreement between the Company, certain subsidiaries and Laurus Funds (7)

4.11.4        Form of Warrant I issued in connection with Laurus financing(7)

4.11.4.1      Warrant II (7)

4.11.5        Restrictive Account Agreement (7)

4.11.5.1      Letter relating to Restricted Account Agreement (7)

4.12.1        Form of Joint 5% Unsecured Subordinated Convertible Promissory
              Note (9)

4.12.2        Form of Subscription Agreement for Joint Note Offering (9)

10.1 Agreement and release by and among Trans Voice Investments, Ltd., Sheldon Goldstein and Global Asset Holdings, Inc. dated November 30, 2001 (3)

10.2          Brookfield Security Agreement dated as of October 31, 2001 (4)

10.2.1        Letter of Brookfield (4)

10.3 Payment agreement entered into as of October 31, 2001 between National Online Services, Inc. and Trans Voice Investments, Inc.
              (3)

10.3.1        Amendment to restated payment agreement (4)

10.4          Code of ethics (4)

10.5          Standard Office Building Lease between Epixtar Management Corp.
              and Biscayne Center LLC. (6)

10.6 Agreement of lease between Megaworld and Epixtar Philippines IT Enabled Services Corp. (6)

10.7 Reimbursement Agreement between Trans Voice L.L.C. and Epixtar Corp. dated as of April 1, 2003 (6)

10.8 Master Service Agreement - Payment one corporation and the Company subsidiary (8)

10.8.1        Amendments to Master Service Agreement (8)

10.9 Service Bureau Agreement between ACI Billing Services and Epixtar Financial Corp. (8)

10.10         Consultant Services Agreement between Epixtar BPO Services Corp.
              and DDM Consulting, Inc.

10.11         Consultant Services Agreement between Epixtar BPO Services Corp.
              and Steven Rasmussen

10.12         Employment Agreement of Bradley Yeater

10.13         Employment Agreement of Ms. Ilene Kaminsky

10.14         Agreement of Lease for Aseana Property in the Philippines.

21            List of Subsidiaries (6)

23.1          Consents of Independent Certified Public Accountants

31.1          Certification of Chief Executive Officer

31.2          Certification of Chief Financial Officer

32.1          Certification  of Chief Executive Officer Pursuant to 18 U.S.C.
              Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2          Certification of Chief Financial Officer Pursuant to 18 U.S.C.
              Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

1-   Filed with our Form 8K on November 11, 2000

2-   Filed with our form 10SB on November 26, 1999

3-   Filed with our form SB2 on June 30, 2003

4-   Filed with our annual report on Form 10-K SB on April 11, 2003

5-   Filed with our form 10SB on November 26, 1999

6-   Filed with our form 10KSB on April 14, 2004

7-   Filed with our Form 8K dated May 20, 2004

8-   Filed with our form SB2 on June 18, 2004

9-   Filed with our Form 8K dated, October 15 2004

10- Filed with our Form 8K dated, January 7 2005

                         EPIXTAR CORP. AND SUBSIDIARIES
                                    FORMERLY
              GLOBAL ASSET HOLDINGS, INCORPORATED AND SUBSIDIARIES

                              FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2004,2003, AND 2002

                                      WITH

              REPORT OF INDEPENDENT REGISTER ACCOUNTING FIRM REPORT

                         EPIXTAR CORP. AND SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS

                                                                 PAGE
                                                              ----------
REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS     F-1 - F-2

EPIXTAR CORP. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

   Balance Sheets                                                F-3
   Statements of Operations                                      F-4
   Statements of Cash Flows                                      F-5
   Statements of Stockholders' Equity (Deficiency)               F-6
   Notes to Financial Statements                              F-7 - F-46

(Continued)

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Epixtar Corp. and Subsidiaries
Miami, Florida

We have audited the accompanying consolidated balance sheets of Epixtar Corp. and Subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity (deficiency), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Epixtar Corp. and Subsidiaries as of December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, as of December 31, 2004 the Company has a working capital deficiency and a stockholders' deficiency. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regards to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have also audited the financial statement Schedule II for the years ended December 31, 2004 and 2003. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

                            RACHLIN COHEN & HOLTZ LLP

Miami, Florida
March 25, 2005

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Epixtar Corp. and Subsidiaries
Formerly Global Asset Holdings, Incorporated and Subsidiaries
Miami, Florida

We have audited the accompanying consolidated statements of operations, stockholders' equity, and cash flows of Epixtar Corp. and Subsidiaries formerly Global Asset Holdings, Incorporated and Subsidiaries for the year ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Epixtar Corp. and Subsidiaries for the year ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

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

Liebman Goldberg & Drogin, LLP

Garden City, New York
March 11, 2003, except for Note 2 as to which the date is April 5, 2004

                         EPIXTAR CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                December 31,
                                                                       ----------------------------
                                                                           2004            2003
                                                                       ------------    ------------
                               ASSETS
Current Assets:
  Cash and cash equivalents (includes amounts held in escrow  of
   $1,110,000 in 2004 and $856,000 in 2003)                            $  1,530,052    $  1,342,186
  Restricted cash                                                           175,000         416,721
  Accounts receivable, net                                                4,454,152       5,609,675
  Deferred loan costs, current portion                                      423,777               -
  Prepaid expenses and other current assets                                 201,045         227,203
  Deferred billing costs                                                     70,454         271,256
                                                                       ------------    ------------
    Total current assets
                                                                          6,854,480       7,867,041
  Property and Equipment, net                                             5,103,409       1,263,844
  Other Assets:
  Note receivable                                                           900,000               -
  Goodwill                                                                3,360,272       3,360,272
  Deferred loan costs, net of current portion                               540,886               -
  Deposits and other                                                      1,289,668         491,637
                                                                       ------------    ------------
    Total other assets                                                    6,090,826       3,851,909
                                                                       ------------    ------------
    Total assets                                                       $ 18,048,715    $ 12,982,794
                                                                       ============    ============
          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current Liabilities:
  Accounts payable, trade                                              $  2,666,713    $  3,009,932
  Accounts payable, related                                                       -         975,000
  Deferred revenue                                                          722,328       1,459,657
  Accrued expenses and other liabilities                                  1,277,565         146,566
  Accrued interest                                                          460,104         175,185
  Current portion of borrowings                                           6,312,758         121,513
  Note payable, stockholder                                               2,474,000               -
                                                                       ------------    ------------
    Total current liabilities                                            14,888,468       4,912,853
Long-Term Liabilities:
  Borrowings, net of current portion                                      3,893,470          23,603
  Note payable, stockholder                                                       -       2,369,350
  Common stock to be issued                                                       -         279,000
                                                                       ------------    ------------
    Total long-term liabilities                                           3,893,470       2,671,953
                                                                       ------------    ------------
Total  liabitilities                                                     18,781,938       7,584,806
                                                                       ------------    ------------
Commitments and Contingencies                                                     -               -
Stockholders' Equity (Deficiency):
  Convertible preferred stock, $.001 par value;
   10,000,000 shares authorized; 16,500 and 23,510 shares issued and
   outstanding (liquidation preference of $3,300,000 and $4,702,000)             17              24
  Common stock, $.001 par value, 50,000,000 shares authorized;
   11,544,219 and 10,643,734 shares issued and outstanding                   11,544          10,644
  Additional paid-in capital                                             22,114,353      18,442,395
  Accumulated deficiency                                                (22,838,853)    (13,055,075)
  Accumulated other comprehensive loss                                      (20,284)              -
                                                                       ------------    ------------
    Total stockholders' equity (deficiency)                                (733,223)      5,397,988
                                                                       ------------    ------------
    Total liabilities and stockholders' equity (deficit)               $ 18,048,715    $ 12,982,794
                                                                       ============    ============

See Notes to Consolidated Financial Statements.

                         EPIXTAR CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                            Years Ended December 31,
                                                                  --------------------------------------------
                                                                      2004            2003            2002
                                                                  ------------    ------------    ------------
Revenues                                                          $ 17,734,867    $ 36,404,803      26,250,851
Billing cost                                                         2,363,136       6,453,969       3,478,914
Other costs of revenue                                               3,406,875      10,271,805      14,303,053
                                                                  ------------    ------------    ------------
    Total costs of revenue                                           5,770,011      16,725,774      17,781,967
                                                                  ------------    ------------    ------------
Gross profit                                                        11,964,856      19,679,029       8,468,884
                                                                  ------------    ------------    ------------
Expenses:
    Selling, general and administrative                             14,313,126       9,797,541       6,038,823
    Consulting fees and reimbursements - related party               3,000,000       3,537,618       2,111,438
    Provision for doubtful accounts                                     74,135       1,533,983       2,083,268
    Depreciation and amortization                                    1,368,662         214,299          98,557
                                                                  ------------    ------------    ------------
    Total operating expenses                                        18,755,923      15,083,441      10,332,086
                                                                  ------------    ------------    ------------
Income (loss) from operations                                       (6,791,067)      4,595,588      (1,863,202)
Other Income (Expense):
    Gain on settlement of accounts payable                             421,396         324,966               -
    Other income (expense)                                              (6,450)            886               -
    Factoring fees on accounts receivable                             (371,003)       (311,346)        (75,402)
    Interest expense                                                  (625,102)       (189,268)       (422,300)
    Amortization, debt discounts                                      (717,832)        (27,218)              -
    Amortization, cost of borrowings                                  (490,660)        (14,448)              -
    Amortization, beneficial conversion feature of convertible
     debt                                                           (1,873,968)              -               -
    Other finance charges                                             (380,447)              -               -
    Write off of intangible assets                                     (34,330)              -               -
    Gain (loss) on debt extinguishment                               1,140,537               -      (9,550,700)
                                                                  ------------    ------------    ------------
Other income (expense), net                                         (2,937,859)       (216,428)    (10,048,402)
                                                                  ------------    ------------    ------------
Income (loss) from continuing operations                            (9,728,926)      4,379,160     (11,911,604)
Loss from discontinued operations                                            -               -         (43,318)
                                                                  ------------    ------------    ------------
Income (loss) before income taxes (benefit)                         (9,728,926)      4,379,160     (11,954,922)
Provision for income taxes (benefit)                                         -               -               -
                                                                  ------------    ------------    ------------
Net income (loss)                                                 $ (9,728,926)   $  4,379,160    $(11,954,922)
Cumulative dividends on preferred stock                               (176,792)       (188,080)              -
Beneficial conversion feature of preferred stock                             -      (1,884,375)              -
                                                                  ------------    ------------    ------------
Income (Loss) Available to Common Stockholders                    $ (9,905,718)   $  2,306,705    $(11,954,922)
                                                                  ============    ============    ============
Net income (loss) per common share:
    Basic                                                         $      (0.89)   $       0.22    $      (1.14)
                                                                  ============    ============    ============
    Diluted                                                       $      (0.89)   $       0.16    $      (1.14)
                                                                  ============    ============    ============

See Notes to Consolidated Financial Statements.

                         EPIXTAR CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             Years Ended December 31,
                                                                  --------------------------------------------
                                                                      2004            2003            2002
                                                                  ------------    ------------    ------------
OPERATING ACTIVITIES:
Net income (loss)                                                 $ (9,728,926)   $  4,379,160    $(11,954,922)
Adjustments to reconcile net income (loss) to net cash and
cash equivalents provided by (used in) operating activities:
  Depreciation and amortization                                      1,368,662         219,209         140,224
  Provision for doubtful accounts                                       74,135       1,533,983       2,083,268
  (Gain) loss on extinguishment of debt                             (1,140,537)              -       9,550,700
  (Gain) on settlement of accounts payable                            (421,396)       (324,966)              -
  Stock-based compensation                                             154,375         260,000               -
  Interest paid with issuance of common stock                            3,833          40,446               -
  Amortization of beneficial conversion feature of
   convertible debt                                                  1,873,968          27,218               -
  Amortization of discount on convertible debt                         717,832          14,448               -
  Amortization of cost of borrowings                                   490,660               -               -
  Amortization of discount on stockholder loan                         104,650         104,650               -
  Write-off of intangibles                                              34,330               -               -
Changes in assets and liabilities:
 (Increase) decrease in:
    Accounts receivable                                              1,081,388      (3,281,101)     (5,154,083)
    Prepaid expenses and other                                          37,658        (158,740)        (58,274)
    Deferred billing costs                                             200,803        (117,010)       (118,746)
    Deposits and other                                                (285,079)       (366,611)        (42,720)
  Increase (decrease) in:
    Accounts payable                                                 1,103,446      (1,304,679)      3,306,330
    Accounts payable - subject to compromise                                 -         (60,435)        385,401
    Accrued expenses and other liabilities                           1,415,914               -               -
    Deferred revenues                                                 (737,329)     (1,438,036)      2,542,692
                                                                  ------------    ------------    ------------
      Net cash and cash equivalents used in
       operating activities                                         (3,651,608)       (472,464)        679,870
                                                                  ------------    ------------    ------------
INVESTING ACTIVITIES:
    Cash released (restricted) by governmental agency                  241,721        (416,721)              -
    Cash paid for acquisition of Phoneboy, net of cash acquired              -          (8,768)              -
    Cash paid for acquisition of  Philippines call center             (269,745)              -               -
    Cash paid for acquisition of property and equipment             (3,597,171)     (1,058,814)       (304,062)
    Note receivable                                                   (900,000)              -               -
                                                                  ------------    ------------    ------------
      Net cash and cash equivalents used in
       investing activities                                         (4,525,195)     (1,484,303)       (304,062)
                                                                  ------------    ------------    ------------

(CONTINUED)

                         EPIXTAR CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        For the Years Ended December 31,
                                                                  --------------------------------------------
                                                                      2004            2003            2002
                                                                  ------------    ------------    ------------
FINANCING ACTIVITIES:
  Proceeds from issuance of preferred stock, net                             -       2,136,400               -
  Proceeds from the issuance of debt, net of loan costs              9,665,995         500,000         624,282
  Repayment of notes payable and capital lease obligations          (1,281,042)        (74,121)       (351,299)
  Proceeds from exercise of stock options                                    -          14,000               -
                                                                  ------------    ------------    ------------
    Net cash and cash equivalents provided by
     financing activities                                            8,384,953       2,576,279         272,983
                                                                  ------------    ------------    ------------
Net effect of exchange rates on cash                                   (20,284)              -               -
                                                                  ------------    ------------    ------------
Net Increase in Cash and Cash Equivalents                              187,866         619,512         648,791
Cash and Cash Equivalents, beginning of year                         1,342,186         722,674          73,883
                                                                  ------------    ------------    ------------
Cash and Cash Equivalents, ending of year                         $  1,530,052    $  1,342,186    $    722,674
                                                                  ============    ============    ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Income Tax Paid                                                 $          -    $          -    $          -
                                                                  ============    ============    ============
  Interest Paid                                                   $    183,984    $    355,518    $    497,702
                                                                  ============    ============    ============
NON CASH TRANSACTIONS
  Equipment purchased under capital leases                        $  1,502,000
  Accounts payable settled with issuance of note payable               191,230

See Notes to Consolidated Financial Statements.

                         EPIXTAR CORP. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
              FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

                                                                 Preferred Stock               Common Stock           Additional
                                                           ---------------------------   --------------------------    Paid-in
                                                              Shares         Amount          Shares       Amount       Capital
                                                           ------------   ------------   ------------  ------------  ------------
Balance, January 1, 2002 (Restated)                                   -   $          -     10,503,000  $     10,503  $  3,631,873
  Warrants issued in connection with debt
   extinguishment                                                     -              -              -             -     9,760,000
  Net loss                                                            -              -              -             -             -
                                                           ------------   ------------   ------------  ------------  ------------
Balance, December 31, 2002 (Restated)                                 -              -     10,503,000        10,503    13,391,873
  Issuance of common stock for services                               -              -         13,617            14        84,986
  Issuance of common stock in settlement of
     liabilities                                                      -              -        127,117           127       444,785
  Issuance of preferred stock, net of offering costs             23,510             24              -             -     2,136,376
  Beneficial conversion feature of convertible debt                   -              -              -             -       326,619
  Warrants issued with convertible debt                               -              -              -             -       173,381
  Beneficial conversion feature of preferred stock                    -              -              -             -     1,884,375
  Net income                                                          -              -              -             -             -
                                                           ------------   ------------   ------------  ------------  ------------
Balance, December 31, 2003                                       23,510             24     10,643,734        10,644    18,442,395
  Exercise of stock options                                           -              -         33,333            33         8,967
  Issuance of common stock                                            -              -        125,000           125       334,250
  Issuance of shares in acquisition                                   -              -        168,664           169       743,439
  Conversion of convertible debt                                      -              -        195,552           195       578,637
  Conversion of preferred shares into common stock               (7,010)            (7)       377,936           378        54,481
  Beneficial conversion feature of convertible debt                   -              -              -             -     1,686,466
  Warrants issued with convertible debt                               -              -              -             -     1,152,390
  Warrants issued for loan costs                                      -              -              -             -       253,865
  Gain on extinguishment of convertible debt                          -              -              -             -    (1,140,537)
  Comprehensive loss                                                  -              -              -             -             -
    Net loss                                                          -              -              -             -             -
    Other comprehensive loss
      Foreign currency translation adjustment, net of
       taxes
  Total comprehensive loss
                                                           ------------   ------------   ------------  ------------  ------------
Balance, December 31, 2004                                       16,500   $         17     11,544,219  $     11,544  $ 22,114,353
                                                           ============   ============   ============  ============  ============

(Continued)
See Notes to Consolidated Financial Statements.

                         EPIXTAR CORP. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
              FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

                                                                                  Accumulated
                                                                                    Other
                                                                  Accumulated     Comprehensive
                                                                   Deficiency         Loss           Total
                                                                  ------------    -------------   ------------
Balance, January 1, 2002 (Restated)                               $ (3,594,938)   $           -   $     47,438
  Warrants issued in connection with debt
   Extinguishment                                                         -                   -      9,760,000
  Net loss                                                         (11,954,922)               -    (11,954,922)
                                                                  ------------    -------------   ------------
Balance, December 31, 2002 (Restated)                              (15,549,860)               -     (2,147,484)
  Issuance of common stock for services                                      -                -         85,000
  Issuance of common stock in settlement of
   Liabilities                                                               -                -        444,912
  Issuance of preferred stock, net of offering costs                         -                -      2,136,400
  Beneficial conversion feature of convertible debt                          -                -        326,619
  Warrants issued with convertible debt                                      -                -        173,381
  Beneficial conversion feature of preferred stock                  (1,884,375)               -              -
  Net income                                                         4,379,160                -      4,379,160
                                                                  ------------    -------------   ------------
Balance, December 31, 2003                                         (13,055,075)               -      5,397,988
  Exercise of stock options                                                  -                -          9,000
  Issuance of common stock                                                   -                -        334,375
  Issuance of shares in acquisitions                                         -                -        743,608
  Conversion of convertible debt                                             -                -        578,832
  Conversion of preferred shares into common stock                     (54,852)               -              -
  Beneficial conversion feature of convertible debt                          -                -      1,686,466
  Warrants issued with convertible debt                                      -                -      1,152,390
  Warrants issued for loan costs                                             -                -        253,865
  Gain on extinguishment of convertible debt                                 -                -     (1,140,537)
  Comprehensive Loss
    Net loss                                                        (9,728,926)               -     (9,728,926)
    Other comprehensive loss
      Foreign currency translation adjustment, net of taxes                  -          (20,284)       (20,284)
                                                                  ------------    -------------   ------------
  Total comprehensive loss                                          (9,728,926)         (20,284)     (9,749,210)
                                                                  ------------    -------------   ------------
Balance, December 31, 2004                                        $(22,838,853)   $     (20,284)  $   (733,223)
                                                                  ============    =============   ============

See Notes to Consolidated Financial Statements.

                         EPIXTAR CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1      DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Epixtar Corp. (Epixtar) was incorporated in Florida in June 1994 and was previously known as Global Asset Holdings (Global). Global was formerly known as Pasta Bella, Inc. and changed its name to Global in 1997. Epixtar Corp. and its subsidiaries are collectively known as the "Company".

DESCRIPTION OF THE BUSINESS

Epixtar, together with the subsidiaries through which the Company's business is conducted, has operations in the following two business segments: business process outsourcing and contact center operations (BPO) and internet service provider services (ISP).

BUSINESS PROCESS OUTSOURCING SERVICES

On July 24, 2003, the Company formed Epixtar Philippines IT-Enabled Services Corporation (EPITSC) as a wholly-owned subsidiary incorporated in the Philippines. EPITSC was formed to engage in the business of operating contact centers for the purpose of receiving and managing incoming calls related to customer services, and making and managing outgoing calls for sales, customer service, direct response, back office support, and other similar functions.

In the September 2003, the Company started its BPO operations and began operating for the Company's benefit a call center for I-Call Global Services Corporation (I-Call) located in the Philippines. In March 2004, the Company, through its EPITSC subsidiary, acquired certain of the assets and liabilities of I-Call.

In August 2004, the Company formed Voxx Corporation (Voxx), a Florida corporation, as a wholly-owned subsidiary to be the holding company for the Company's wholly-owned BPO subsidiaries.

On January 7, 2005, effective as of January 3, 2005, the Company acquired Innovative Marketing Strategies, Inc. (IMS), a Florida corporation. IMS has six years experience providing BPO services to the financial services market. IMS has contracts with banks, credit card companies and mortgage companies. These services are delivered from facilities located in Duluth, Minnesota; Wheeling, West Virginia; and Pittsburg, Kansas in the United States, and from the Philippines. Select operational functions are conducted from its network operations center (NOC) in North Carolina. See Note 22.

INTERNET SERVICE PROVIDER SERVICES

The Company, through its subsidiaries, continues to offer current customers diverse internet services including (1)small business solutions such as internet access, web-site design and hosting, and telecommunication services to customers and subscription based "yellow pages" internet directory services, ). ISP sales were obtained by using direct customer contact. Through 2003, the Company operated primarily in the ISP segment. As a result of a proceeding by the Federal Trade Commission (FTC) in 2003, and the Company's focus in developing its BPO business segment, it has ceased marketing ISP services to new customers at the present time.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements of the Company include the accounts of Epixtar Corp. and its subsidiaries after elimination of intercompany accounts and transactions.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and notes thereto. Actual results may differ from those estimates.

REVENUE RECOGNITION

Business Process Outsourcing Services - Revenues from this business segment are derived from telemarketing and verification services provided to customers based on customer-specific terms. Revenue is recognized when persuasive evidence of an arrangement exists, delivery of services has occurred, the fee is fixed or determinable, and collection of the resulting receivable is reasonably assured. The Company recognizes revenues as services are provided, according to the terms of the underlying agreement with its customers, which specify how the customer will be charged, generally based on a commission, hourly, or per-call rate. Certain of the Company's revenues are contingent upon the collectibility of sales generated from its services and deferred until such time as collectibility has been determined. Certain sales provide that payments received by the Company from its customers are subject to refund depending on the actual level of customer sales generated by the Company's services, compared to estimated sales used to record revenue on a commission basis. In these cases, the portion of revenue that is subject to be refunded to the customer is recorded as deferred revenue.

Internet Service Provider Services - The Company obtained its customers utilizing outside professional telemarketing call centers and in-house telemarketers. The Company ceased marketing its ISP services in early 2004.. The Company continues to service its current customers. Through 2003, each sale was evidenced by a recorded acceptance, which was reviewed by a third party quality control provider before the Company processed an order. Each customer was entitled to a free thirty-day trial period, during which the customer could cancel the service at no charge. Customers are billed monthly a predetermined fixed amount, for one month in advance. Revenue is recognized during the period in which services are provided and revenue is deferred for the portion of the advance billings that is attributed to the following accounting period. . All billing and collecting is done by third party billing services. Collections are remitted on a weekly or monthly basis for billings that occurred approximately sixty to ninety days prior.

Other. - The Company also provided low rate long distance international pay phone service. The pay phone operators were billed monthly, based upon actual usage at each pay phone. When a call was initiated, revenues were earned. Revenue was based upon contracts with the pay phone operator at stated rates. Revenues derived from these operations, which were commenced in October 2003 and discontinued in May 2004, were immaterial to total consolidated revenues for 2004 and 2003.

COST OF REVENUES

Cost of revenue consists primarily of employee related costs relating to the services rendered on behalf of clients, as well as telecommunication costs, information technology costs associated with providing services, facilities support and customer management support costs. Prior to 2004, ISP costs of revenue also included third-party and in-house call center costs, and fulfillment costs.

CREDIT RISKS

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents and accounts receivable. The Company's investment policy is to invest in low risk, highly liquid investments. The Company maintains its cash balances with high quality financial institutions and at times such balances are in excess of FDIC insurance limits. The Company believes no significant concentration of credit risk exists with respect to the Company's cash balances.

The Company utilizes the services of outside third-party billing houses. Since the Company's receivables collected by clearing agents are not segregated, there is a concentration risk and possible loss upon the bankruptcy or defalcation of any clearing agent. There is no substantial dependency on any billing house as they are utilized for better cash flow management and compliance issues.

The Company does business and extends credit to its call center customers based on an evaluation of the customers' financial condition, generally without requiring collateral. The Company does not evaluate customers of its ISP business for creditworthiness. The third party billing companies holdback a portion of billed ISP amounts, to which they apply future uncollectible amounts. The Company maintains an allowance for doubtful accounts on ISP receivables equal to 50% of amounts held by the third party billing companies. Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances.

ADVERTISING EXPENSE

The costs of advertising, promotion and marketing programs are charged to operations in the period incurred. Expenses for these programs amounted to $337,415, $70,686 and $4,744 during 2004, 2003 and 2002, respectively.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of cash on hand and marketable securities with original maturities of three months or less.

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Depreciation is computed principally using the straight-line method for financial reporting purposes and using accelerated methods for income tax purposes. Estimated useful lives for financial reporting purposes range from three to five years. Leasehold improvements are amortized over the useful life, or the remaining lease term, whichever is shorter. Expenditures which significantly increase value or extend useful asset lives are capitalized.

GOODWILL AND OTHER INTANGIBLE ASSETS

The Company adopted Statement of Financial Accounting Standards No. 142 (SFAS
142), Goodwill and Other Intangible Assets. Goodwill and other intangible assets with indefinite lives must be tested for impairment on an annual basis. The Company performs this annual impairment test at fiscal year end for goodwill and other indefinite-lived intangible assets, which include non-compete agreements.

SFAS 142 requires the Company to compare the fair value of the reporting unit to its carrying amount on an annual basis to determine if there is potential goodwill impairment. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than its carrying value. SFAS 142 also requires the Company to compare the fair value of an intangible asset to its carrying amount. If the carrying amount of the intangible asset exceeds its fair value, an impairment loss is recognized. Fair values for goodwill and other indefinite-lived intangible assets are determined based on discounted cash flows, market multiples or appraised values as appropriate.

The Company's goodwill represents the excess acquisition cost over the fair value of the tangible and identified intangible net assets of an ISP subsidiary acquired in 2001. For the years ended December 31, 2004, 2003 and 2002, the Company applied what it believes to be the most appropriate valuation methodology for the reporting unit. If the Company had utilized different valuation methodologies, the impairment test results could differ. There was no impairment of goodwill for the years ended December 31, 2004, 2003 and 2002.

At December 31, 2003, the Company's intangible assets consisted of a non-compete agreement entered into as part of its acquisition of a long distance international pay phone service provider. The non-compete agreement was stated at cost and was being amortized on a straight-line basis over two years. As a result of the Company discontinuing the operations of the subsidiary in May 2004, it wrote-off to expense $34,330, the balance of this intangible asset. At December 31, 2004, 2003 and 2002, there were no intangible assets with indefinite lives. Intangible assets were included in "Deposits and Other" in the accompanying consolidated financial statements.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No 107 (SFAS 107), "Disclosures About Fair Value of Financial Instruments", requires disclosure of fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. The amounts reported for cash, accounts receivable, prepaid expenses, loans payable, accounts payable and accrued expenses approximate their fair value because of their short maturities. The amount of the note payable - stockholder has been presented at its estimated fair value (see Note 10). Convertible debt is presented net of discount for beneficial conversion feature on detachable warrants. Allocation of the debt proceeds to the detachable warrants was based on the estimated fair value of the warrants as calculated using the Black-Scholes valuation model.

INCOME TAXES

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes". SFAS 109 requires an asset and liability approach for financial reporting for income taxes. Under SFAS 109, deferred taxes are provided for temporary differences between the carrying values of assets and liabilities for financial reporting and tax purposes at the enacted rates at which these differences are expected to reverse.

TRANSLATION POLICY

The local currency is the functional currency for the Company's international operations. For local currency functional locations, assets and liabilities are translated at end-of-period rates while revenues and expenses are translated at average rates in effect during the period. Equity is translated at historical rates and the resulting cumulative translation adjustments are included as a component of accumulated other comprehensive income (AOCI) and presented as a separate component of stockholders' deficit.

BUSINESS SEGMENTS

Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures About Segments of an Enterprise and Related Information", establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements regarding products and services, geographic areas, and major customers. SFAS No. 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The required segment information is contained in Note 21.

EARNINGS (LOSS) PER SHARE

The Company has adopted Statement of Financial Accounting Standards No. 128 (SFAS 128) "Earnings per Share". SFAS 128 requires companies with complex capital structures or common stock equivalents to present both basic and diluted earnings per share (EPS).

The Company presents both basic and diluted EPS. Basic EPS is calculated by dividing net income or loss by the weighted average number of common shares outstanding during the year. Diluted EPS is based upon the weighted average number of common and common equivalent shares outstanding during the year which is calculated using the treasury stock method for stock options and warrants, and assumes conversion of the Company's convertible notes (see Note19). Common equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect. Stock options for which the exercise price exceeds the average market price over the period have an anti-dilutive effect on EPS and, accordingly, are excluded from the calculation. Diluted EPS is not presented for the years ended December 31, 2004 and 2002, as the effects of the common stock options, warrants and convertible debt were anti-dilutive. Preferred stock was antidilutive in 2003, and accordingly did not affect diluted EPS.

STOCK-BASED COMPENSATION

Through December 31, 2004, the Company elected to follow Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees" and related interpretations, in accounting for its employee and board of director stock options rather than the alternative fair value accounting allowed by SFAS 123, "Accounting for Stock-Based Compensation" (SFAS 123). SFAS 123 required companies that continued to follow APB 25 to provide a pro-forma disclosure of the impact of applying the fair value method of SFAS 123. The Company follows SFAS 123 in accounting for stock-based awards granted to non-employees.

APB No. 25 provided that the compensation expense relative to the Company's employee stock options be measured based on the intrinsic value of the stock option. Through December 31, 2004, the Company used the intrinsic value method of accounting for stock-based awards granted to employees and, accordingly, did not recognize compensation expense for its stock-based awards in the Consolidated Statements of Operations since the options had no intrinsic value. See Recent Accounting Pronouncements below and Note 18 for additional stock option information.

The following table illustrates the effect on net income (loss) and net income
(loss) per share as if the Company had applied the fair value recognition provisions of SFAS 123 during the years ended December 31, 2004, 2003 and 2002:

                                                                                    Years Ended December 31,
                                                                       ------------------------------------------------
                                                                            2004             2003             2002
                                                                       --------------   --------------   --------------
                                                                                                           (Restated)
        Net income (loss) available to common shareholders             $   (9,905,718)  $    2,306,705   $  (11,954,922)

        Deduct: Total stock-based compensation expense
        determined  under fair value based method for  all
        awards, net of related tax effects                                 (3,707,950)      (2,527,813)        (815,629)
                                                                       --------------   --------------   --------------
        Pro forma net loss                                             $  (13,613,668)  $     (221,108)  $  (12,770,551)
                                                                       ==============   ==============   ==============
        Income (loss) per share:
          Basic:
            As reported                                                $        (0.89)  $         0.22   $        (1.14)
                                                                       ==============   ==============   ==============
            Pro forma                                                  $        (1.22)  $        (0.02)  $        (1.22)
                                                                       ==============   ==============   ==============
          Diluted:
            As reported                                                $        (0.89)  $         0.16   $        (1.14)
                                                                       ==============   ==============   ==============
            Pro forma                                                  $        (1.22)  $        (0.02)  $        (1.22)
                                                                       ==============   ==============   ==============

COMPREHENSIVE INCOME

The Company follows the reporting and disclosure requirements of Statement of Financial Accounting Standards No. 130 (SFAS 130) Reporting Comprehensive Income". SFAS 130 requires the disclosure of total non-stockholder changes in equity and its components, which include all changes in equity during a period except those resulting from investments by and distributions to stockholders. The Company's only component of other comprehensive income (loss) relates to translations gains (losses) on foreign currency.

ACCOUNTING PRONOUNCEMENTS ADOPTED BY THE COMPANY IN 2004

In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 104 (SAB 104), "Revenue Recognition," which codifies, revises and rescinds certain sections of SAB 101, "Revenue Recognition," in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The adoption of SAB 104 had no material effect on the Company's financial position, results of operations or cash flows.

In December 2003, the FASB issued Interpretation No. 46 (FIN 46R), "Consolidation of Variable Interest Entities (revised March 2005)". A variable interest entity (VIE) is one where the contractual or ownership interests in an entity change with changes in the entity's net asset value. FIN 46R clarifies some of the provisions of FIN 46 and exempts certain entities from its requirements. Application of FIN 46R was effective for periods ending after December 31, 2003. The Company does not have VIEs; accordingly, the adoption of FIN 46 had no impact on the Company's financial position, results of operations or cash flows.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123, (revised 2004) (SFAS 123R) "Share-Based Compensation" revising SFAS 123, Accounting for Stock-Based Compensation and superseding APB 25, "Accounting for Stock Issued to Employees". This SFAS eliminates the alternative to use APB 25's intrinsic value method of accounting that was provided in SFAS 123 as originally issued. SFAS 123R establishes standards for the accounting of transactions in which a company exchanges its equity instruments for goods or services or incurs liabilities in exchange for goods or services that are based on the fair value of the company' equity instruments or that may be settled by the issuance of equity instruments. This SFAS focuses primarily on accounting for transactions in which a company obtains employee services in share-based payment transactions, and does not change the accounting guidance for share-based payment transactions with parties other than employees. This SFAS requires a public company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. SFAS 123R becomes effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The Company is currently assessing the impact of this SFAS on the Company's results of operations or financial position.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, (SFAS 153) "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29". Opinion 29 provided an exception to the basic measurement principle (fair value) for exchanges of similar productive assets. That exception required that some nonmonetary exchanges, although commercially substantive, be recorded on a carryover basis. SFAS 153 eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance. The Company expects that the adoption of SFAS 153 will not have a material effect on the Company's financial position, results of operations or cash flows.

FASB Staff Position No. 109-2 (FSP 109-2), "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004", provides guidance under SFAS 109, "Accounting for Income Taxes," with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the "Jobs Act") on enterprises' income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS 109. The Company has not yet completed evaluating the impact of the repatriation provisions. Accordingly, as provided for in FSP 109-2, the Company has not adjusted its tax expense or deferred tax liability to reflect the repatriation provisions of the Jobs Act. The Company will reflect the effects of the Jobs Act, if any, in 2005, as part of the income tax expense in the period action is taken. The Company does, however, based upon the level of foreign earnings for 2004, believe FSP No. 109-2 would not have a material impact on its financial position, results of operations or cash flows.

RECLASSIFICATIONS

Certain reclassifications have been made in the 2003 and 2002 financial statements to conform to the 2004 presentation.

NOTE 2.     RESTATEMENT OF 2002 CONSOLIDATED FINANCIAL STATEMENTS

The 2002 consolidated financial statements of the Company have been restated as a result of management re-evaluating the accounting treatment of three previously recorded transactions. Those transactions are as follows:

Savon LLC Acquisition. In November 2000, the Company exchanged 2,000,000 shares of Company common stock for 80% of the outstanding member interests of Savon LLC. Transvoice Investments Ltd., the seller, received 33% of the outstanding common stock of the Company through this acquisition. Pursuant to SEC Staff Accounting Bulletin No. 48, this acquisition should have been recorded at the historical cost of Savon because of the significance of the ownership interest that the Transvoice stockholder interests had following this acquisition. However, the Company recorded the transaction at the fair value of the Company common stock exchanged for the interest and, as a result, goodwill was recorded in connection with this acquisition which should not have been recorded. The Company has restated the prior consolidated financial statements to record this acquisition at the historical cost of Savon at the date of purchase and, consequently, removed all goodwill, goodwill amortization and impairment charges previously recorded relating to this transaction.

National On Line Acquisition. On March 31, 2001, the Company acquired 100% of the outstanding equity interests of National OnLine, in a transaction involving two payments, for a total of 4,500,000 shares of the Company's common stock. Due to the fact that Transvoice Investments Ltd. owned 80% of National OnLine prior to the acquisition and 56% of the outstanding Company common stock following the acquisition, the purchase of the 80% interest should have been recorded at the historical cost of National OnLine, pursuant to the guidelines of SEC Staff Accounting Bulletin No. 48. Rather than record the 20% interest at fair value and the 80% interest at historical cost, the Company recorded the entire acquisition at the fair value of the 4,500,000 shares of Company common stock exchanged. As a result, goodwill was recorded in connection with the purchase of the 80% which should not have been recorded. The Company has restated the prior consolidated financial statements to reflect the acquisition of the 80% interest at the historical cost of National OnLine at the date of purchase and, consequently, removed the goodwill and goodwill amortization related thereto.

Loss on Extinguishment of Debt. On October 31, 2001, the Company entered into a loan agreement to borrow up to $5,000,000 from a then unrelated entity. The note provided for interest at 7%, was collateralized by accounts receivable and was due on demand. In August and September 2002, the creditor became a stockholder of the Company when the entity acquired a total of 770,000 common shares. In November 2002, the Company entered into an agreement, which was executed on December 6, 2002 and amended on March 3, 2003, whereby the creditor released the collateral and agreed not to demand payment before January 2005 in exchange for certain consideration. That consideration consisted of warrants to purchase 4,000,000 shares of Company common stock at an exercise price of $.50 per share for a term of three years beginning in May 2003. Pursuant to EITF 96-19, management has determined that the transaction should have been treated as an extinguishment of the original instrument and an execution of a new note at December 6, 2002. The fair value of the warrants, determined on the grant date (March 3, 2003), should have been treated as a component of the calculation of the loss associated with that extinguishment and should have been recognized in the statement of operations in December 2002. In addition, the new note should have been recorded at fair value on the date that it was entered into (December 6, 2002). In 2002, the Company recorded the fair value of the warrants at the date the agreement was negotiated (November 2002) as deferred financing costs and began amortizing those costs over the new life of the loan (two years). The 2002 consolidated financial statements have been restated to reflect the loss on debt extinguishment in 2002, measured by the fair value of the warrants on the date of grant, reduced by the discount on the note required to reflect that note at fair value at the date it was executed. The discount was amortized over the deferral period of the amended note note, approximately two years. The fair value of both the warrants and the note payable was determined by appraisal.

Summary. As a result of the transactions described above, the previously reported net loss for the year ended December 31, 2002 has increased by approximately $9,509,000 to approximately $11,955,000. Net loss per share as previously reported for 2002 ($0.23) was restated to a net loss per share of $(1.14). In addition, stockholders' equity as of December 31, 2002 of approximately $12,043,000, as previously reported, was reduced to a stockholders' deficiency of approximately $2,147,000.

The restated balance sheet as of December 31, 2002 is as follows:

                                                                As Previously
                                                                  Reported       Adjustments        Restated
                                                               --------------   --------------   --------------
ASSETS
Debt restructuring costs - current portion                     $      500,000   $     (500,000)  $            -
Other current assets                                                4,739,186                -        4,739,186
Property and equipment, net                                           406,971                -          406,971
Debt restructuring costs - non-current portion                        458,333         (458,333)               -
Goodwill                                                           16,801,359      (13,441,087)       3,360,272
Other Assets                                                           76,716                -           76,716
                                                               --------------   --------------   --------------
         Total assets                                          $   22,982,565   $  (14,399,420)  $    8,583,145
                                                               ==============   ==============   ==============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current Liabilities                                            $    8,377,478         $      -   $    8,377,478
                                                               --------------   --------------   --------------
Long-Term Debt:
   Capital lease obligation                                            88,451                -           88,451
   Note payable                                                     2,474,000         (209,300)       2,264,700
                                                               --------------   --------------   --------------
        Total long-term debt                                        2,562,451         (209,300)       2,353,151
                                                               --------------   --------------   --------------
Stockholders' Equity (Deficiency):
   Common stock                                                        10,503                -           10,503
   Additional paid-in capital                                      31,757,997      (18,366,124)      13,391,873
   Accumulated deficit                                            (19,725,864)       4,176,004      (15,549,860)
                                                               --------------   --------------   --------------
     Total stockholders' equity (deficiency)                       12,042,636      (14,190,120)      (2,147,484)
                                                               --------------   --------------   --------------
Total liabilities and stockholders' equity (deficiency)        $   22,982,565   $  (14,399,420)  $    8,583,145
                                                               ==============   ==============   ==============

The restated statement of operations for the year ended December 31, 2002 is as follows:

                                            As Previously
                                              Reported        Adjustments       Restated
                                           --------------   --------------   --------------
Revenues                                   $   26,250,851   $            -   $   26,250,851
Cost of sales                                  17,781,967                -       17,781,967
                                           --------------   --------------   --------------
Gross profit                                    8,468,884                         8,468,884
Selling, general and administrative            10,332,086                -       10,332,086
                                           --------------   --------------   --------------
Loss from operations                           (1,863,202)               -       (1,863,202)
                                           --------------   --------------   --------------
Other (expense):
  Interest expense                               (539,369)          41,667         (497,702)
  Loss on debt extinguishment                           -       (9,550,700)      (9,550,700)
                                           --------------   --------------   --------------
Loss from continuing operations                (2,402,571)      (9,509,033)     (11,911,604)
Loss from discontinued operations                 (43,318)               -          (43,318)
                                           --------------   --------------   --------------
Net Loss                                   $   (2,445,889)  $   (9,509,033)  $  (11,954,922)
                                           ==============   ==============   ==============
Net Loss Per Common Share
  Basic and Diluted:
    Continuing operations                  $        (0.23)  $        (0.91)  $        (1.14)
    Discontinued operations                         (0.00)           (0.00)           (0.00)
                                           --------------   --------------   --------------
    Net loss                               $        (0.23)  $        (0.91)  $        (1.14)
                                           ==============   ==============   ==============
Weighted Average Number of  Common
 Shares Outstanding                            10,503,000                -       10,503,000
                                           ==============   ==============   ==============


NOTE 3.     GOING CONCERN CONSIDERATIONS

At December 31, 2004, the Company reflected an accumulated deficit of approximately $22,838,853 as a result of net losses in each year of operation except 2003. The Company had negative cash flows from operations for the years ended December 31, 2004 and 2003, The Company reported a net loss of $9,728,926 for the year ended December 31, 2004. The Company continues to experience certain liquidity issues primarily as a result of the Federal Trade Commission
(FTC) complaint in 2003 and the Company's costs in 2004 associated with the execution of its BPO operations business plan.

In October 2003, the FTC served a complaint in which it alleged that the Company and certain subsidiaries were misleading potential customers of the internet service business. Specifically, the FTC alleged that the Company was signing customers for a free thirty day trial period without appropriate consent and was failing to inform those customers that unless the service was cancelled before the end of the thirty day trial period the customer would be billed for the service in future periods. At the same time it served the complaint, the Court issued a temporary restraining order, asset freeze, order permitting expedited discovery, order appointing a temporary receiver and an order to show cause in an action temporary receiver and an order to show cause in an action commenced by the FTC.

The action by the FTC, and the Company's resulting defense against such action, caused the Company to experience business interruption and incur substantial costs. Commencing on October 30, 2003, the Company was unable to market its internet product and ultimately decided to discontinue the marketing of its internet product indefinitely. All of this has had a significant negative impact on the financial position and results of operations of the Company. Also, although the Company believes that it has been operating its ISP business within the current laws and regulations, there can be no assurance that there will be no further action by the FTC or any other governmental agency in the future.

In November 2003, without any finding of wrongdoing, the Company agreed to enter into a preliminary injunction with the FTC. As a result, the Company was allowed to resume business and the asset freeze was lifted. As part of the agreement, the Company was required to establish an escrow account for the payment of future customer refunds and other amounts subject to future resolution of the dispute with the FTC, into which approximately $1,702,000 was deposited, with approximately $772,000 released by December 31, 2003. Additionally, during 2003, the Company paid $75,000 in fees and fines. In July 2004 the Company executed a Stipulated Final Judgment for Permanent Injunction in its FTC Proceeding. This stipulation was prepared by the Northeast Region staff of the FTC and sent for approved by the Commission as required by the rules of the Commission. See Note 21.

For a two-year period the Company must continue to refund all amounts to customers who were allegedly billed improperly. As of December 31, 2004 and 2003, the amounts held in escrow were approximately $175,000 and $417,000, respectively. This cash is reflected as restricted in the accompanying balance sheet. See Note 21.

In part as a result of the actions of the FTC, the Company expedited the implementation of its BPO business plan. In 2004 the Company effectively began providing outsourcing services to customers through call centers which the Company owns and operates. In addition to EPITSC, its wholly-owned subsidiary formed in 2003, in 2004 the Company acquired certain assets of a call center with operations primarily in the Philippines. This business expansion has required substantial working capital commitments on the part of the Company for the hiring of personnel and the development of call center locations in the Philippines. In addition to the approximately $1,059,000 expended in 2003, in 2004, capital expenditures relating to this expansion amounted to approximately $5,253,000, some of which were financed through capital leases.

The Company also continues to offer internet based services to its current customers. The infrastructure supporting these services could be subject to technological obsolescence in the future.

In order to achieve profitability, the Company needs to be able to retain its ISP customers as well as continue to expand its customer base in its business outsourcing and call center segment. Management believes that the steps it has taken during 2004 to implement its BPO operations will allow the Company to achieve profitability. During 2004 and continuing into 2005, the Company (1) hired additional management personnel with call center experience, (2) entered into agreements for outsourcing services and (3) obtained additional debt financing.

The factors discussed above raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4.     ACCOUNTS RECEIVABLE

                                                     December 31,
                                                2004             2003
                                           --------------   --------------
Accounts receivable - gross                $    2,786,953   $    3,316,806
Holdbacks and reserves, net of settlements      3,544,658        4,356,069
Unbilled receivables                                2,480          114,834
                                           --------------   --------------
Accounts receivable - total                     6,334,091        7,787,709
Allowance for doubtful accounts                (1,879,939)      (2,178,034)
                                           --------------   --------------
Accounts receivable - net                  $    4,454,152   $    5,609,675
                                           ==============   ==============

The Company's net accounts receivable include the estimated collectible portion of receivables based upon reconciliation with the outside billing services and local exchange carriers (LEC). Additionally, as is common business practice in the telecommunications industry, the billing services retain a "holdback or reserve". The holdback or reserve is used to absorb uncollectible billings, disputed billings or adjustments to a customer's account and are included in accounts receivable. While holdbacks and reserves are expected to be collected, the Company has established an allowance of approximately fifty percent of such amounts as of December 31, 2004 and 2003.

The Company writes off accounts considered uncollectible against the allowance upon notification from the billing companies that amounts are uncollectible. Based upon notification from the billing companies, the Company recorded $1,761,775 and $1,485,377 during the years ended December 31, 2004 and 2003, respectively, in adjustments or deductions of the holdback or reserves. Unbilled receivables represent amounts billed subsequently for services provided in the current period.

Provision for doubtful accounts amounted to $74,135, $1,553,983 and $2,083,268 during the years ended December 31, 2004, 2003 and 2002, respectively. The decrease in provision for 2004 is primarily due to the settlement of a significant portion of previously recorded holdback and reserves during 2004. The holdback and reserve requirement due to these settlements decreased from 50% to 30%, which was adjusted through provision.

The Company's accounts receivables serve as collateral for certain debt of the Company (see Note 9).

FACTORING AGREEMENTS. In April 2003, a subsidiary of the Company entered into a factoring and security agreement with a non-related party. Under the terms of the agreement, a maximum of $2,000,000 of accounts receivable could be factored at a 50% advance rate for an initial discount fee of 1.25% of the purchased receivable. For accounts receivables uncollected after 30 days, the Company was charged an additional 0.625% for every 15 day period up to 90 days. Thereafter, for the next two 15-day periods, the Company was charged an additional 0.75%. This agreement was terminated during 2004. Accounts receivable are also factored through a billing company under similar terms with a maximum advance of $500,000. The total amount of factored accounts receivable was $285,982 and $1,001,752 as of December 31, 2004 and 2003, respectively. Factoring charges amounted to $371,003, $311,346 and $75,402 during 2004, 2003 and 2002, respectively. Accounts receivable are presented net of factored amounts.

DEFERRED REVENUE. The Company's ISP customers are billed on a thirty-day cycle. Deferred revenue represents the pro-rata portion of billings to customers that have not been earned. Customers are billed monthly, one month in advance. The amount of deferred revenue is determined by multiplying the advance billing amounts by the percentage of days during the preceding thirty-day service period that occur during the subsequent accounting period.

NOTE 5.     NOTE  RECEIVABLE

In July 2004 the Company advanced IMS $600,000 at the time the Company entered into a letter of intent to acquire it. The note was payable in July 2005 and accrued no interest. During the fourth quarter of 2004, the Company entered into an agreement to purchase IMS in January 2005 and in November 2004 advanced it an additional $300,000. The $900,000 note was applied to the purchase price in January 2005 upon its acquisition (see Note 22).

NOTE 6.     DEFERRED BILLING COSTS

The Company's billing costs consist of transaction charges from third party billing companies and LEC's. Billing costs are deducted by the billing companies in advance by reducing amounts collected on the Company's behalf before remitting the net amount. Since the Company bills its customers one month in advance, a portion of the billing costs deducted from remittances from the billing companies relate to transaction charges for revenues that are deferred (see Note 4). The amount of deferred billing costs is determined by multiplying the billing amounts by the percentage of days that occur during the subsequent accounting period.

NOTE 7.     PROPERTY AND EQUIPMENT

                                              Estimated      December 31,     December 31,
                                            Useful Lives         2004             2003
                                           --------------   --------------   --------------
Computer and IT equipment                         3 years   $    2,773,580   $      522,268
Other equipment                                   5 years          480,667          443,078
Construction in progress                              N/A          483,133                -
Software                                          3 Years          200,000          200,000
Furniture and fixtures                            5 years          510,559          241,193
Vehicles                                          3 years          178,019           47,336
Leasehold improvements                         Lease Term        2,160,409          129,583
                                                            --------------   --------------
                                                                 6,786,368        1,583,458
Less accumulated depreciation and
 amortization                                                   (1,682,958)        (319,614)
                                                            --------------   --------------
                                                            $    5,103,409   $    1,263,844
                                                            ==============   ==============

Depreciation and amortization expense amounted to $1,368,662, $214,299 and $98,557 for the years ended December 31, 2004, 2003 and 2002, respectively.

Assets acquired under capital leases totaled $538,046 and $114,950 at December 31, 2004 and 2003, respectively.

NOTE 8.  INTANGIBLE ASSETS

                                            December 31,     December 31,
                                                2004             2003
                                           --------------   --------------
Balance of non-compete agreement:
  Gross                                           $     -   $       39,237
  Accumulated amortization                              -            4,907
                                           --------------   --------------
  Net balance                           $               -   $       34,330
                                           ==============   ==============

The Company's intangible asset consisted of a non-compete agreement entered into as part of its acquisition of a long distance international pay phone service provider. The non-compete agreement was stated at cost and was being amortized on a straight-line basis over two years. As a result of the Company discontinuing the operations of the subsidiary in May 2004, it wrote-off to expense $34,330, the balance of this intangible asset. Amortization expense for intangible assets was $4,907 for the year ended December 31, 2003.

NOTE 9.    DEBT AND CAPITAL LEASES

At December 31, 2004 and 2003, debt and capital leases consisted of the following:

                                                                                        2004             2003
                                                                                   --------------   --------------
7% secured convertible notes due December 2004, secured by accounts
 receivable                                                                        $      450,000   $       41,666
8% unsecured  convertible promissory notes, due April 2005, net of
 unamortized discount of $46,631                                                          953,369                -
Secured convertible term note due May 2007, payable in monthly installments commencing October 2004, bearing annual interest at 2.5% over prime, not to exceed 8%, collateralized by the assets of the
 Company, net of unamortized discount of $546,860                                       4,271,322                -
5% unsecured joint and several subordinated convertible promissory
 notes, due May 2007, net of unamortized discount of $111,899                           2,835,601                -
Non-interest bearing note payable, due June 2006, payable in monthly
 installments                                                                             127,487                -
6% Notes due December 2004, secured by equipment                                          500,000
Non-interest bearing promissory note, due September 2005, payable in
 monthly installments                                                                     404,762                -
Non-interest bearing assumption of equipment financing on acquisition
 of call center, payable through 2005                                                     158,301                -
11.9% promissory notes due August  2007, secured by automobiles,
 payable in monthly installments                                                           77,738                -
Non-interest bearing  note pursuant to asset purchase agreement,
 payable on demand                                                                         88,692                -
11% equipment financing agreement, with maturities from September 2005
 through March 2006                                                                       124,248                -
Revolving line of credit bearing annual interest at 3.25% above
 prime                                                                                          -            9,800
Capitals leases, at interest rates ranging from 9.0% to 11%  in 2004
 and 7% to 14% in 2003                                                                    214,708           93,650
                                                                                   --------------   --------------
                                                                                       10,206,228          145,116
Less current portion                                                                    6,312,758          121,513
                                                                                   --------------   --------------
                                                                                   $    3,893,470   $       23,603
                                                                                   ==============   ==============

Annual maturities of debt and capital leases are as follows:

For the years ending December 31,               Debt         Capital Leases        Total
----------------------------------------   --------------    --------------   --------------
2005                                       $    6,866,048    $      152,100   $    7,018,148
2006                                            1,175,915            60,561        1,236,476
2007                                            2,654,947             2,047        2,656,994
                                           --------------    --------------   --------------
Total payments due                             10,696,910           214,708       10,911,618
Less unamortized discount                        (705,390)                -         (705,390)
                                           --------------    --------------   --------------
                                           $    9,991,520    $      214,708   $   10,206,228
                                           ==============    ==============   ==============

At December 31, 2004, the total value of future minimum capital lease payments above amounted to $234,268, including $19,560 in imputed interest costs.

In December 2003, the Company issued 7% Secured Convertible Notes in the amount of $500,000 to accredited investors. The outstanding principal and interest on the Notes are convertible at any time into shares of the Company's common stock. On the date of the December 2003 issuance of the convertible notes, the Company's common stock had a closing price per share of $5.15. Based on the terms of the conversion associated with the notes, there was an intrinsic value associated with the beneficial conversion feature estimated at $326,619, which was recorded as deferred interest and presented as a discount on the convertible debenture, net of amortization to be taken over the one-year term of the debenture. Also, as part of the December 2003 convertible notes, the Company issued detachable warrants to purchase 62,500 shares of the Company's common stock for $5.00 per share exercisable at any time over a five year period from the date of issuance. Using the Black-Scholes model the Company estimated the fair value of the warrants and allocated $173,381 of the proceeds from the notes to the warrants which was recorded as deferred interest and presented as a discount on the convertible notes, net of amortization to be taken over the one-year term of the debenture. During 2004, $50,000 was repaid and the remaining notes amounting to $450,000, matured in December 2004. The Company is currently negotiating with the lender to obtain an extension of the maturity date of the notes.

In April and May 2004, the Company issued 8% Unsecured Convertible Promissory Notes in the amount of $2,500,000 to accredited investors. The notes mature in April 2005. The outstanding principal and interest on the notes are convertible at any time into shares of the Company's common stock. On the date of the issuance of the convertible notes, the Company's common stock had a closing price per share ranging from $4.25 to $4.75. Based on the terms of the conversion associated with the notes, there was an intrinsic value associated with the beneficial conversion feature estimated at $1,817,787, which was recorded as deferred interest and presented as a discount on the convertible debenture, net of amortization to be taken over the one-year term of the notes. Also, as part of the convertible notes, the company issued detachable warrants to purchase 136,749 shares of the Company's common stock for $5.05 per share exercisable at any time over a five year period from the date of issuance. Using the Black-Scholes model the Company estimated the fair value of the warrants and allocated $401,852 of the proceeds from the notes to the warrants which was recorded as deferred interest and presented as a discount on the convertible notes, net of amortization to be taken over the one-year term of the notes. In May 2004, certain holders of the notes exercised their rights to convert $575,000 of principal and accrued interest valued at $3,833 into 195,552 shares of common stock. Additionally, in May 2004, $,925,000, plus accrued interest was repaid in cash. In August 2004, the terms of the notes, aggregating $1,000,000 were significantly modified, resulting in the elimination of the deferred interest related to the intrinsic value of the beneficial conversion feature (see Extinguishment of Debt below). At December 31, 2004, the notes, net of unamortized discount of $46,631, resulting from the issuance of warrants, amounted to $953,369.

In connection with the issuance of the 8% Unsecured Convertible Promissory Notes, private placement agents received warrants to purchase 254,317 shares of the Company's common stock at exercise prices ranging from $4.45 to $5.55 per share, exercisable over five years. As part of the modification of the terms of the convertible debt in August 2004, the exercise prices of the warrants were reduced to $2.15 per share. Based upon the Black-Scholes option price calculation, the value of the warrants on the date of modification was $183,108, which was accounted for as loan costs, and is being amortized over the period from the modification date to the maturity dates of the notes.

On May 14, 2004, the Company issued a secured convertible term note in the amount of $5,000,000 to an accredited institutional investor. As of December 31, 2004, approximately $1,110,000 of the principal amount of the note is held in a restricted account pursuant to the terms of the note and will be released upon the effectiveness of a registration statement filed with the Securities Exchange Commission covering the securities underlying the note. Interest accrues on the unrestricted principal balance of the note at an annual interest rate equal to the prime rate plus 2.5%, and shall not exceed 8%. Interest accrues on the restricted balance of the note at 1% annually. The note matures on May 14, 2007 with equal monthly principal payments of $90,909 beginning in October 2004 until the maturity date. The outstanding principal and interest on the note is convertible at any time into shares of the Company's common stock. On the date of the issuance of the convertible note, the Company's common stock had a closing price per share of $4.10. Based on the terms of the conversion associated with the notes, there was an intrinsic value associated with the beneficial conversion feature estimated at $3,089,585, which was recorded as deferred interest and presented as a discount on the convertible debenture, net of amortization to be taken over the three-year term of the note. Also, as part of the convertible note, the company issued detachable warrants to purchase 492,827 shares of the Company's common stock at exercise prices ranging from $4.05 to $4.65 per share exercisable at any time over a seven-year period from the date of issuance. Using the Black-Scholes model the Company estimated the fair value of the warrants and allocated $1,163,910 of the proceeds from the note to the warrants which was recorded as deferred interest and presented as a discount on the convertible note, net of amortization to be taken over the three-year term of the note. In August 2004, the terms of the convertible notes were significantly modified, resulting in the elimination of the deferred interest related to the intrinsic value of the beneficial conversion feature (see EXTINGUISHMENT OF DEBT) below. In connection with the issuance of the secured convertible term note in the amount of $5,000,000, the Company entered in to a registration rights agreement with the lender. Under the terms of the agreement, the company is required to pay the lender $100,000 for each 30 day period after 120 days from the original issuance of the note that a registration statement filed with the Securities and Exchange Commission ("SEC") covering the common stock underlying the convertible note and detachable warrants is not declared effective. The Company paid $170,000 during 2004 in accordance with this agreement and an additional $193,333 is included in accrued expenses as of December 31, 2004. In February 28, 2005, the Company entered into an agreement with the lender, resulting in the waiver of additional penalties under the agreement. As consideration for the waiver, the Company issued to the lender warrants to purchase 1,900,000 shares of the Company's common stock at an exercise price of $2.15 per share, exercisable at any time over a seven-year period. At December 31, 2004, the notes, net of unamortized discount resulting from the issuance of warrants, amounted to $4,271,322 ). On February 28, 2005, and Amendment and Waiver was signed modifying certain terms of the secured convertible term note (see Note 22).

Commencing October 15, 2004 through December 31, 2004, the Company and its wholly-owned subsidiary, Voxx Corporation (Voxx), sold to accredited investors, in a private placement, an aggregate of $2,947,500 principal amount of 5% Joint Unsecured Subordinated Convertible Promissory Notes due May 2007 to accredited investors. Pursuant to the notes, in the event Voxx becomes a public company, the then outstanding notes are immediately converted into shares of Voxx common stock. The rate of interest will be increased to an annual rate of 10% if Voxx does not become a public corporation after one year. Until Voxx is a public company a holder may convert his entire note into shares of the Company's Common Stock for one year at a fixed conversion price related to market but not less than $2.25. Thereafter the exercise price will be the lesser of $1.00 or the average market price for a period preceding the one-year anniversary of the notes, as specified in the agreement. The notes are subordinate in all respects to the senior debt. In addition to the note each unit also consists of the right to receive in the future (i) warrants to purchase the Company's Common Stock and/or (ii) warrants to purchase Voxx's common stock. Based on the terms of the conversion associated with the notes, there was an intrinsic value associated with the beneficial conversion feature estimated at $118,996 as of December 31, 2004, which was recorded as deferred interest and presented as a discount on the convertible debenture, net of amortization to be taken over the terms of the notes. At December 31, 2004, the notes, net of unamortized discount of $111,899 resulting from the issuance of warrants, amounted to $2,835,601

In April 2004, a subsidiary of the Company issued a Non-interest bearing Promissory Note in the amount of $191,230 to a vendor in payment amounts due for telecommunication equipment. The note is payable in 30 equal monthly payments of $6,374. During 2004, the Company made payments on this note totaling $63,743. At December 31, 2004, the balance of the notes amounted to $127,487

In October 2004, in connection with the purchase of equipment related to the contact center business, the Company issued 6% Notes in the amount of $500,000, which matured in December 2004. The Company is currently negotiating with the lender to obtain an extension of the maturity date.

In September 2004, the Company issued a Non-interest bearing Promissory Note payable in the amount of $485,714. The note was executed in conjunction with the purchase of software licenses related to the Company's call center business. The licenses will be delivered to the Company as the Company determines the need for such licenses and principal payments will occur in proportion to the number of licenses delivered compared to the total number of licenses purchased. At December 31, 2004, the balance of the note amounted to $404,762

In August 2004, the Company purchased vehicles for its call centers in the Philippines. This asset acquisition is being financed through 11.9% Promissory Notes, payable over 36 months in monthly installments of principal and interest of approximately $3,000. Payments of $30,555 were made in 2004, and as of December 31, 2004, the balance outstanding on these notes is $77,738. These notes are secured by automobiles.

During 2004, the Company purchased computer equipment related to its call center operations. The Equipment Financing Agreements are for a term of 18 months at an annual interest rate of 11%. At December 31, 2004, the balance outstanding was $77,738.

non-interest bearing note pursuant to an Asset Purchase Agreement, payable on demand. As of December 31, 2004, the Company owed the selling party approximately $88,692. As part of the acquisition of the call center's assets, the Company assumed certain of the acquired company's liabilities associated with the acquisition of equipment. The agreement entered into is non-interest bearing and is payable in 2005. The balance outstanding as of December 31, 2004 is $158,301.

At various times during 2004, the Company purchased equipment related to its call center operations from a vendor that allows payments to be made over 18 months and charges interest at an annual rate of 11%. At December 31, 2004, amounts outstanding totaled $124,248.

The Company's Philippine subsidiary leases certain computer equipment under capitalized leases with monthly payments ranging from $1,600 to $3,300, including interest ranging from 11.1% to 11.5% annually. The leases expire through out 2006. The Company also leases certain equipment under capitalized leases with monthly payments ranging from $30 to $2,590 and interest ranging from 7% to 14% annually. The leases expire from 2005 to 2008. At December 31, 2004, amounts outstanding totaled $214,708.

EXTINGUISHMENT OF DEBT

In May 2004, the Company repaid $925,000 of the secured convertible term notes due in May 2007. In accordance with EITF 98-05, a portion of the reacquisition price includes a repurchase of the beneficial conversion feature of the originally issued convertible debt and results in a gain or loss on extinguishment equal to the change in the intrinsic value of the beneficial conversion feature. Based on the intrinsic value, on the date of extinguishment, of the beneficial conversion feature associated with the portion of the debt extinguished with the payment of cash, the Company recognized a gain on extinguishment of debt of $281,250.

In August 2004, the Company agreed to reduce the conversion prices of the convertible notes issued in April and May of 2004 and the exercise prices of the related detachable warrants to $2.10 and $2.15 per share, respectively, as consideration for the release of $400,384 of funds held in escrow. Also, as additional consideration, the Company issued, to the holders of the notes, five-year warrants to purchase 600,000 shares of common stock at an exercise price of $2.15 per share. The modification of the terms of the convertible notes was accounted for as an extinguishment of the original notes and the issuance of new notes in accordance with the requirements of EITF 96-19: Debtor's Accounting for a Modification or Exchange of Debt Instruments ("EITF 96-19"). On the date of the modification of the terms of the convertible notes, the Company's common stock had a closing price per share on the Over-the Counter Bulletin Board of $.90. Based on the terms of the conversion associated with the notes, there was no longer beneficial conversion features associated with the notes. In accordance with EITF 96-19, the notes are reflected on the balance sheet as if they were originally issued on the date of modification, resulting in the elimination of the discounts related to the intrinsic value of the beneficial conversion features of the notes on the dates of issuance. The elimination of the discounts were offset by a charge to additional paid-in capital. Using the Black-Scholes model, the Company estimated the fair value of the additional and original warrants as of the date of modification and allocated $711,688 of the proceeds from the notes to the warrants which was recorded as deferred interest and presented as a discount on the convertible notes, net of amortization to be taken over the period from the modification date to the maturity dates of the notes. As a result of the early repayments and the modifications, the Company recognized a gain on extinguishment of debt amounting to $859,287.

NOTE 10.    NOTE PAYABLE - STOCKHOLDER

On October 31, 2001, the Company issued a note in the amount of $2,474,000, representing amounts borrowed from a then unrelated entity. In August 2002, the creditor became a stockholder of the Company. The note provided for interest at 7%, was collateralized by accounts receivable and was due on demand. In November 2002, the Company entered into an agreement, which was executed on December 6, 2002 and amended on March 3, 2003, whereby the creditor released the collateral and agreed not to demand payment before January 2005 in exchange for certain consideration. That consideration consisted of warrants to purchase 4,000,000 shares of Company common stock at an exercise price of $0.50 per share for a term of three years beginning in May 2003. Pursuant to EITF 96-19, management accounted for this transaction as an extinguishment of the original instrument and an execution of a new note at December 6, 2002. The fair value of the warrants was recorded as a component of the calculation of the loss associated with that extinguishment. The new note was recorded at fair value on the date that it was entered into (December 6, 2002). The resulting discount on the note is being amortized over the life of the new note, approximately two years. The fair value of both the warrants and the note payable was determined by appraisal.

As part of the agreement, the creditor also agreed to release its security interest in the Company's accounts receivable to the extent required to secure additional debt financing. Except for the demand deferral and the release of the security interest, all other terms of the note stayed in effect. The outstanding principal balance was $2,474,000 and $2,369,350 as of December 31, 2004 and 2003, respectively. Prior to maturity the note was presented net of unamortized fair value adjustment. Interest of $255,334 was paid in July 2003.

NOTE 11.    GAINS ON SETTLEMENT OF LIABILITIES

In October 2004, the Company re-negotiated amounts due by a subsidiary to a vendor. As a result, the Company recognized a gain of $421,396 on forgiveness of liability. At December 31, 2004, the outstanding amount was $172,178, which is included in accounts payable.

In August 2002, SavOn, Inc, a subsidiary of the Company filed for bankruptcy protection under Chapter 11. During 2003, a bankruptcy settlement was reached, resulting in a forgiveness of the liabilities amounting to $324,966.

NOTE 12.    CONVERTIBLE PREFERRED STOCK

During 2003, the Company issued 23,510 shares of Series A Convertible Preferred Stock and warrants to 16 investors for aggregate consideration of $2,351,000. Each share of Preferred Stock has a par value of $.001 and is convertible into shares of the Company's common stock at an initial conversion price of $3.50. However, the terms of the sale stated that, should the Company's net income for the year ended December 31, 2003 not exceed $5,000,000, the conversion price would be adjusted to $2.00 per share. Accordingly, the conversion price in effect as of December 31, 2003 was $2.00 per share. Additionally, the conversion price will be adjusted based upon the company's net income in 2004 to $2.00 if the net income is less than $10,000,000, $3.00 if net income is between $10,000,000 and $12,500,001, and $3.50 if net income exceeds $12,500,000. The shares are to be automatically converted, at the then effective conversion price, in the event of an offering in which the Company's common shares are listed on the New York or American Stock Exchange or quoted on NASDAQ, or any combination thereof; the minimum gross proceeds from such offering is at least $50,000,000; and the offering price of such offering is at least $10.00 per share. The shares are also subject to automatic conversion at the election of the holders of a majority of the preferred shares. The conversion price is also subject to anti-dilution adjustments as set forth in the purchase agreement. In May and July 2004, certain holders of the Company's preferred stock converted 7,010 shares of preferred stock into 377,926 shares of the Company's common stock.

Based on the terms of the conversion associated with the preferred stock, there was an intrinsic value associated with the beneficial conversion feature estimated at $1,884,375, which was recorded as a dividend and therefore as a reduction of retained earnings. Additionally, each purchaser of the Preferred stock received, for each share of preferred stock purchased, one warrant to purchase 14 shares of the company's common shares at an exercise price of $7.87 per share over a five year period. Using the Black-Scholes model the Company estimated the fair value of the warrants to be $1,749,845, which resulted in offsetting charges to additional paid in capital.

In the event of liquidation, the holders of the preferred shares are entitled in preference over holders of common shares to be paid first out of the assets of the corporation available for distribution to holders of the Company's capital stock of all classes, an amount equal to two (2) times the original purchase price paid for the preferred stock, or $4,702,000.

The holders of the preferred stock are also entitled to receive equally, share for share, as and when declared by the Board of Directors of the Company, cumulative dividends at an annual rate of 8% of the original issue price. Such dividends, if declared, are payable annually on each anniversary date of original issuance. Cumulative dividends earned as of December 31, 2004 were $374,932. No dividends can be declared or paid to holders of common shares unless all cumulative dividends are paid to preferred stockholders.

After one year from the date of issuance of the preferred stock, the Company may, at its discretion, repurchase all, but not less than all, of the preferred stock issued for a price of $200 per share plus 8% cumulative dividends.

In connection with the offering of the preferred stock, the Company engaged certain consultants. The consultants were compensated with $214,000 in cash, which was netted against the proceeds, and the issuance of warrants to purchase 284,471 shares of the Company's common shares at exercise prices ranging from $3.41 to $5.00 per share for a period of five years. Using the Black-Scholes model the Company estimated the fair value of the warrants to be $154,375 which was recorded as offerings costs and offset to additional paid in capital in 2003.

During 2004, holders of the preferred stock converted 7,010 shares of preferred stock into 377,936 shares of the Company's common stock.

During June 2003, the Company issued warrants to purchase 329,140 shares of common stock at an exercise price of $7.87 per share, exercisable over five years, relating to the issuance of preferred stock (see Note 14).

During June 2003, the Company issued warrants to purchase 329,140 shares of common stock at an exercise price of $7.87 per share, exercisable over five years, relating to the issuance of preferred stock . The exercise price of the warrants has been reduced to $3.46 per share due to the non-occurrence of certain events in accordance with a registration rights agreement entered into with the purchasers of the preferred stock, and may be further reduced in accordance with anti-dilution provisions contained in the purchase agreements. Based upon the Black-Scholes option price calculation, the value of each warrant was $6.63 and the transaction was valued at $2,183,157, which was accounted for as offering costs, resulting in offsetting charges to additional paid-in capital.

NOTE 13.    COMMON STOCK

CONVERSION OF PREFERRED STOCK

From May through July 2004, holders of the Company's preferred stock converted 7,010 shares of preferred stock into 377,936 shares of the Company's common stock. The holders of the preferred stock originally purchased the shares for $701,000. Pursuant to the provisions of the Company's Amended Certificate of Incorporation relating to the preferred stock, cumulative dividends were added to the original purchase price and the adjusted value was converted into common stock using a conversion price of $2.00 per share.

EXERCISE OF OPTIONS

During 2003, options to purchase 33,333 shares of the Company's common stock were exercised for net proceeds of $9,000. The shares were issued in 2004.

COMMON STOCK

        Issued in Acquisitions

In July 2004, the Company issued 87,982 shares of common stock pursuant to a placement agreement related to the March 2004 acquisition of certain assets and assumption of certain liabilities of a contact center in the Philippines. The shares were valued at $357,054 based on the value of the placement services provided as specified in the agreement. The additional value was allocated to the assets originally purchased in March 2004 (See Note 19).

In May 2004, the Company issued 65,030 shares of common stock as consideration valued at $296,554 related to the acquisition of the net assets of a call center located in the Philippines. The fair value of the shares was based upon the terms of the purchase agreement and recorded in accordance with the allocation of the purchase price to the assets and certain liabilities as specified in the purchase agreement.

In October 2003, the Company agreed to issue 15,652 shares of common stock as consideration valued at $90,000 related to the acquisition of the net assets of a long distance international pay phone service provider (see Note 1). The shares were valued based upon the terms of the purchase agreement and recorded in accordance with the allocation of the purchase price to the assets and certain liabilities as specified in the purchase agreement with the excess of the total purchase price over the net assets purchased allocated to the non-compete agreement included in the purchase agreement. In 2004, the Company wrote-off its investment in the company, and in the non- compete intangible asset. As of December 31, 2003, these shares had not been issued and as a result, are included in common stock to be issued in the accompanying balance sheet. The shares were issued during 2004

        Issued as Compensation

In April 2004, the Company issued 75,000 shares of common stock as compensation for consulting services valued at $159,375. The services were valued based on the closing price of the shares as listed on Over-the-Counter Bulletin Board on the date of the agreement. The total amount was charged to expense during 2004.

In October 2003, the Company issued 13,617 shares of common stock as compensation for consulting services valued at $85,000. The fair value of the shares was based upon the value of services provided as provided for in the agreement. The total amount was charged to expense during 2003.

In August 2003, the Company entered into a consulting agreement, providing for the issuance of 50,000 shares of common stock as compensation for services valued at $175,000 as specified in the agreement. The total amount was charged to expense during 2003. As of December 31, 2003, these shares had not been issued and as a result, were included in common stock to be issued in the accompanying balance sheet. The shares were issued during the second quarter of 2004.

DEBT CONVERSION

In September 2003, the Company issued 127,117 shares of common stock in settlement of debt and accrued interest totaling $404,506 and $40,406, respectively. The shares were valued based upon the outstanding amounts related to the loan and were accounted for as a reduction in debt and a charge to accrued interest.

During 2004, holders of the convertible debt converted principal and accrued interest aggregating $578,832 into 195,552 shares of common stock.

During June 2003, the Company issued warrants to purchase 329,140 shares of common stock at an exercise price of $7.87 per share, exercisable over five years, relating to the issuance of preferred stock (see Note 12).

NOTE 14.    COMMON STOCK WARRANTS

The warrants issued and outstanding in connection with convertible debentures and equity transactions discussed above are convertible into an equal number of the Company's common stock. These warrants are exercisable immediately. Following is a summary of the warrants issued and outstanding in 2004 and 2003. There were no warrants issued in 2002

                                                           Weighted-Average                   Weighted-Average
                                               2004         Exercise Price        2003        Exercise Price
                                           -------------   ----------------   -------------   ----------------
     Outstanding at beginning of year          4,713,611   $           1.36               -                  -
     Granted                                   1,591,425   $           2.38       4,713,611   $           1.36
     Exercised                                         -                  -               -                  -
     Forfeited                                         -                  -               -                  -
                                           -------------                      -------------
     Outstanding at end of year                6,305,036   $           1.38       4,713,611   $           1.36
                                           =============                      =============
     Warrants exercisable at year-end          6,305,036   $           1.38       4,713,611   $           1.36
                                           =============                      =============

The following table summarizes information for warrants outstanding at December 31, 2004 and 2003:

                         Warrants Outstanding at December 31, 2004            Warrants Outstanding at December 31, 2003
                    ---------------------------------------------------   ---------------------------------------------------
                                                                                              Weighted-
                                         Weighted-                                             Average
    Range of            Number           Average           Weighted-           Number         Remaining         Weighted-
    Exercise          Outstanding     Remaining Life       Average          Outstanding         Life             Average
     Prices           at 12/31/04        in months       Exercise Price     at 12/31/03       in months       Exercise Price
-----------------   ---------------   ---------------   ---------------   ---------------   ---------------   ---------------
   $0.50                  4,000,000                38   $          0.30         4,000,000                29   $          0.50
$2.00 - 2.15              1,389,053                53   $          2.15                 -                 -                 -
$3.41 - 5.00                815,983                44   $          4.27           284,471                55   $          4.27
$5.01 - 6.00                100,000                45   $          5.29           429,140                55   $          5.35
                    ---------------                                       ---------------
                          6,305,036                45   $          5.29         4,713,611                55   $          5.35
                    ===============                                       ===============

NOTE 15.    STOCK OPTION PLAN

The Company may grant stock options to its employees at exercise prices equal to or exceeding the market price at the date of grant. Options granted for common stock become vest one-third each year beginning one year from date of grant. Options have a term of five years. No options may be granted under the 2001 Stock Option Plan after 2011. In February 2005, at the Company's Annual Meeting, the shareholders ratified an amendment to the Company's 2001 Stock Option Plan to change the number of shares subject to the Plan from 4,000,000 shares of the Company's common stock to 6,000,000.

A summary of the Company's stock option plan is presented below:

                                                                        Years Ended December 31,
                                 -------------------------------------------------------------------------------------------
                                             2004                            2003                           2002
                                 ----------------------------    ----------------------------   ----------------------------
                                                   Weighted                        Weighted                       Weighted
                                                    Average                         Average                        Average
                                                   Exercise                        Exercise                       Exercise
                                    Shares          Price           Shares          Price          Shares          Price
                                 ------------    ------------    ------------    ------------   ------------    ------------
Outstanding at the
 beginning of the period            4,729,667    $       3.40       1,030,000    $       2.50      1,050,000    $       2.50
Granted at fair value                 150,000            3.55       3,915,000            3.72              -               -
Forfeited                            (689,000)           3.68        (182,000)           4.40        (20,000)           2.50
Exercised                                   -                         (33,333)           0.42              -               -
                                 ------------                    ------------                   ------------
Outstanding at the
 end of  the period                 4,190,667    $       3.37       4,729,667    $       3.40      1,030,000    $       2.50
                                 ============                    ============                   ============
Options exercisable at
 the end of the period              1,983,333    $       3.08         644,661    $       2.50        338,997    $       2.50
                                 ============                    ============                   ============

The following table summarizes information for stock options outstanding and exercisable at December 31, 2004:

                                   Options Outstanding                            Options Exercisable
                  ------------------------------------------------------   -----------------------------------
  Range of             Number        Weighted-Average                          Number
  Exercise          Outstanding       Remaining Life    Weighted-Average     Exercisable      Weighted-Average
   Prices           at 12/31/04         in years        Exercise Price       at 12/31/04       Exercise Price
---------------   ----------------   ----------------   ----------------   ----------------   ----------------
$0.00 - 0.42                66,667               2.50   $           0.42             32,667   $           0.42
 2.50 - 3.50             3,589,000               2.97               3.25          1,805,666               2.99
 3.55 - 5.00               535,000               3.83               4.53            145,000               4.76
                  ----------------                                         ----------------
                         4,190,667                                                1,983,333
                  ================                                         ================

The weighted average fair values of options at their grant date during 2004 and 2003were $2.83 and $3.01, respectively. The weighted average assumptions used in the Black-Scholes option-pricing model used to determine fair value were as follows:

                                  2004       2003       2002
                                --------   --------   --------
Risk-free interest rate              3.9%       3.0%       4.1%
Expected years until exercise        5.0        5.0        6.0
Expected stock volatility          191.4%     214.0%     209.0%
Dividend yield                      0.00%      0.00%      0.00%

NOTE 16.    INCOME TAXES

A reconciliation of income tax computed at the statutory federal rate to income tax expense (benefit) is as follows:

                                                               December 31,
                                                ------------------------------------------
                                                    2004           2003           2002
                                                ------------   ------------   ------------
                                                                               (Restated)
Tax provision at the statutory rate of 35%      $ (3,405,125)  $  1,532,600   $ (4,184,223)
State income taxes, net of federal
 income tax                                         (276,062)       175,730       (443,194)
Change in valuation allowance                      2,647,459     (1,752,797)     4,638,135
Permanent items                                       36,678         44,467         11,093
Foreign income exclusion                             878,957              -              -
Other                                                118,093              -        (21,811)
                                                ------------   ------------   ------------
                                                $          -   $          -   $          -
                                                ============   ============   ============

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below.

                                             December 31,
                                      --------------------------
                                         2004           2003
                                      -----------    -----------
Deferred tax assets:
Net operating loss carryforward       $ 5,422,790    $ 1,548,735
Deferred financings costs                       -      1,783,307
Debt discounts                            561,785              -
Allowance for doubtful accounts           691,229        847,256
Other                                     255,488              -
                                      -----------    -----------
Total gross deferred tax assets         6,931,292      4,179,298
Less valuation allowance               (6,709,136)    (4,061,678)
                                      -----------    -----------
Total net deferred tax assets             222,156        117,620

Deferred tax liabilities:
Depreciation on fixed assets             (222,156)      (117,620)
                                      -----------    -----------
Net deferred tax asset                $         -    $         -
                                      ===========    ===========

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

Because of the historical earnings history of the Company, the net deferred tax assets have been fully offset by a 100% valuation allowance. The valuation allowance for the net deferred tax assets was approximately $6.7 million and $4.1 million as of December 31, 2004 and 2003, respectively.

At December 31, 2004 and 2003, the Company had net operating loss carryforwards available for US tax purposes of approximately $15.7 million and $3.9 million respectively. These carryforwards expire through 2025.

Under Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), the utilization of net operating loss carryforwards is limited under the change in stock ownership rules of the Code. As a result of ownership changes, which occurred in June 2002, the Company's operating tax loss carryforwards are subject to these limitations. Future ownership changes could also further limit the utilization of any net operating loss carryforwards.

At December 31, 2004, no provision has been made for U.S. federal and state income tax on approximately $66,000 of foreign earnings, which are expected to be reinvested indefinitely. Upon distribution of those earnings in the form of dividends or otherwise, the Company could be subject to U.S. income taxes (subject to adjustment for foreign tax credits, if any), state income taxes, and withholding taxes payable to various foreign countries. Determination of the amount of unrecognized deferred U.S. tax liability is not practicable because of the complexities associated with this hypothetical calculation.

In December 2004, the FASB issued FASB Staff Position ("FSP") No. 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision with the American Jobs Creation Act of 2004" ("FSP 109-2"), The American Jobs Creation Act of 2004 (the "Act") provides for a special one-time tax deduction of 85% of certain foreign earnings that are repatriated as defined in the Act. FASB Statement No. 109, "Accounting for Income Taxes," requires adjustments of deferred tax liabilities and assets for the effects of a change in tax laws or rates in the period that includes the enactment date. FSP No. 109-2 provides an exception to allow an enterprise time beyond the financial reporting period of enactment to evaluate the effect of the Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying FASB Statement No. 109.

The Company has not yet completed evaluating the impact of the repatriation provisions. Accordingly, as provided for in FSP 109-2, the Company has not adjusted its tax expense or deferred tax liability to reflect the repatriation provisions of the Jobs Act. The Company will reflect the effects of the Act, if any, in 2005, as port of the income tax expense in the period action is taken. The Company does, however, based upon the level of foreign earnings for 2004, believe FSP No. 109-2 would not have a material impact on its financial position, results of operations or cash flows.

NOTE 17.    RELATED PARTY TRANSACTIONS

The Company has entered into two agreements with Transvoice Investment, Inc. ("Transvoice"), the beneficial owner of Transvoice Investment LLC, the Company's majority stockholder. The two principal stockholders of Transvoice are also employees of the Company.

In October 2001, the Company entered into an agreement with Transvoice, whereby Transvoice had provided certain services related to the development of the Company's internet service provider business. Under the terms of the agreement, the Company is to pay Transvoice $150,000 per month plus $1.00 for each customer in excess of 100,000 customers computed monthly, until such time that the Company is no longer generating revenues from its internet service provider business. On November 1, 2004, the Company's agreement with Transvoice was amended to limit the payment obligation to $4,200,000 payable in monthly installments of $300,000 a month from November 2004 through December 2005. The Company incurred expenses of $1,800,000, $2,637,618 and $2,111,438 during 2004,
2003 and 2002, respectively, for services under this agreement. At December 31, 2004, $750,000 remains unpaid and is included in accounts payable.

In April 2003, the Company entered into an agreement with Transvoice, whereby Transvoice provides consulting services related to the development of marketing and telemarketing aspects of the Company. Transvoice is not compensated for its services but is reimbursed for payments made to a related party subcontractor performing services associated with the agreement. The subcontractor is 100% owned, indirectly, or directly, by an executive employee of the Company. The Company incurred expenses under this agreement in the amount of $900,000 during each of the years ended December 31, 2004 and 2003, respectively. At December 31, 2004, $225,000 remains unpaid and is included in accounts payable.

NOTE 18.    EARNINGS (LOSS) PER SHARE

The Company presents both basic and diluted earnings per share (EPS) amounts. Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the year. Diluted EPS is based upon the weighted average number of common and common equivalent shares outstanding during the year which is calculated using the treasury stock method for stock options and assumes conversion of the Company's convertible notes. Common equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect. Stock options for which the exercise price exceeds the average market price over the period have an anti-dilutive effect on EPS and, accordingly, are excluded from the calculation.

A reconciliation of net income and the weighted average number of common and common equivalent shares outstanding for calculating diluted earnings per share is as follows:

                                                                         Years Ended December 31,
                                                               ---------------------------------------------
                                                                   2004             2003           2002
                                                               -------------   -------------   -------------
Numerator for basic income (loss) per share, as reported       $  (9,728,926)  $   4,379,160   $ (11,954,922)
Preferred stock dividends                                           (176,792)     (2,061,167)              -
                                                               -------------   -------------   -------------
Income (loss) for basic EPS calculations                          (9,905,718)      2,317,993     (11,954,922)
                                                               -------------   -------------   -------------
Effect of dilutive securities, as reported
 Interest on convertible debt                                              -          43,670               -
                                                               -------------   -------------   -------------
DILUTED INCOME (LOSS) FOR EPS CALCULATIONS                     $  (9,905,718)  $   2,361,663   $ (11,954,922)
                                                               -------------   -------------   -------------
WEIGHTED AVG NUMBER OF SHARES FOR BASIC EPS                       11,140,814      10,554,450      10,503,000

Effect of dilutive securities, as reported
Stock options                                                              -       1,132,362               -
Warrants                                                                   -       3,018,160               -
Convertible debt                                                           -          16,667               -
                                                               -------------   -------------   -------------
DILUTED INCOME (LOSS) PER SHARE                                   11,140,814      14,721,639      10,503,000
                                                               -------------   -------------   -------------
Basic EPS -                                                    $       (0.89)  $        0.22   $       (1.14)
                                                               -------------   -------------   -------------
Diluted EPS -                                                  $       (0.89)  $        0.16   $       (1.14)
                                                               -------------   -------------   -------------

NOTE 19.    PHILIPPINE OPERATIONS

In the fourth quarter of 2003, the Company began operating a call center located in the Philippines for its benefit. In accordance with the terms of an Asset Purchase Agreement (the "Agreement") dated March 2, 2004, a subsidiary of the Company, Epixtar Philippines IT-Enabled Services Corporation (EPISC), agreed to acquire certain assets and assume certain liabilities of I-Call Global Services Corporation (I-Call). This acquisition took place in May 2004. The purchase price of approximately $821,000 was payable $55,000 upon execution of the Agreement; $150,000 at closing subject to certain conditions as defined in the Agreement; 65,030 common shares of Epixtar Corp. valued at $296,554; and a total of $196,000 at various times up to sixty days after closing date. In July 2004, the Company issued an additional 87,982 shares of common stock as consideration valued at $357,054 pursuant to a consulting agreement directly related to the acquisition. The shares were valued based upon the terms of the purchase agreement and allocated to the purchase price of the net assets, resulting in a total purchase price of $1,178,054. The acquisition of I-Call is not considered by the Company to be a business combination in accordance with generally accepted accounting principles.

NOTE 20.    BUSINESS SEGMENTS

The Company operates primarily in two segments: business process outsourcing and contact center operations (BPO) and internet service provider services (ISP). Through 2003, the Company's revenue was primarily derived from its ISP operations which provide small businesses with internet access and other services. In late 2004, the Company began its BPO operations.

Information concerning the revenues and operating income for the years ended December 31, 2004, 2003 and 2002, and the identifiable assets for the two segments in which the Company operates are shown in the following tables:

                                                   Years Ended December 31,
                                      ------------------------------------------------
                                           2004             2003             2002
                                      --------------   --------------   --------------
                                                                          (Restated)
OPERATING REVENUE
 - ISP                                $   15,611,991   $   35,722,740   $   26,250,851
 - BPO                                     2,122,876          682,063                -
                                      --------------   --------------   --------------
Consolidated totals                   $   17,734,867   $   36,404,803   $   26,250,851
                                      --------------   --------------   --------------
INCOME (LOSS) FROM OPERATIONS
 - ISP                                $    5,882,462   $    5,358,363   $   (1,863,504)
 - BPO                                   (12,880,085)        (762,775)               -
                                      --------------   --------------   --------------
Consolidated totals                   $   (6,997,623)  $    4,595,588   $   (1,863,504)
                                      ==============   ==============   ==============
IDENTIFIABLE ASSETS
 - ISP                                $    6,085,591   $   10,116,495   $    5,045,550
 - BPO                                    11,963,123        2,866,299                -
                                      --------------   --------------   --------------
Consolidated totals                   $   18,048,714   $   12,982,794   $    5,045,550
                                      ==============   ==============   ==============
CAPITAL EXPENDITURES
 - ISP                                $      145,235        $       -   $      304,060
 - BPO                                     5,064,514        1,071,111                -
                                      --------------   --------------   --------------
Consolidated totals                   $    5,209,749   $    1,071,111   $      304,060
                                      ==============   ==============   ==============
DEPRECIATION AND AMORTIZATION
 - ISP                                $      303,670   $      183,202   $       84,999
 - BPO                                     1,064,992           31,097                -
                                      --------------   --------------   --------------
Consolidated totals                   $    1,368,662   $      214,299   $       84,999
                                      ==============   ==============   ==============
GEOGRAPHIC REVENUE
U.S.                                  $   17,734,867   $   36,454,803   $   26,250,851
Philippines                                        -                -                -
                                      --------------   --------------   --------------
Consolidated totals                   $   17,734,867   $   36,454,803   $   26,250,851
                                      ==============   ==============   ==============

The Company allocates its geographic revenue based on customer location. All of the Company's customers are U.S based companies. Subtantially all fo the services performed for call center customers are performed in the Philippines.

NOTE 21.    COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

LEASES

The Company entered into a lease for approximately 16,810 square feet of office space in Miami, Florida for its corporate headquarters. The lease provides an option to renew and expires in September 2006. The Company also leases approximately 1,300 square feet of space used for its network operations center
(NOC). This lease expires in June 2009.

In 2003 and through 2004, the Company or its subsidiaries entered into lease agreements in the Philippines, as part of the development of its BPO operations.

        o During 2003, a subsidiary of the Company leased corporate residences and approximately 13,600 square feet of office space in the Philippines under an operating lease expiring in April 2006.

        o In December 2003, the Company leased approximately 94,100 square feet of office space, with approximate 42,000 square feet of parking, to be used as its corporate headquarters in the Philippines and as a call center. The term of the lease began July 2004 and expires in December 2010, with annual rent escalation throughout the term of the lease.

        o In 2004, the Company's Philippine subsidiary entered into a lease agreement for residential property to be utilized by its traveling employees. The lease is for a one-year period effective June 2004.

        o In July 2004, the Company leased a 61,000 square-foot facility to be utilized as a call center, with approximately 17,000 square feet of parking and 22,000 square feet of common area. The agreement is for a five-year period beginning in January 2005. Occupancy is expected to be in the second quarter of 2005.

        o In December 2004, the Company leased a 65,000 square-foot facility to be used as a call center. The agreement is for a ten-year period beginning in August 2005. Occupancy is expected to be in the third quarter of 2005.

        o The Company's Philippine subsidiary subleases to a third party a facility formerly used for call center operations. The lease is for a term of two years, commencing January 2005.

Rent expense related to these leases, including common-area maintenance and contingent rentals, amounted to $907,656, $289,832 and $218,273 for the years ended December 31, 2004, 2003 and 2002, respectively.

Annual rental commitments under operating leases for the years ending December 31 are as follows:

                U.S. BASED
                COMPANIES          PHILIPPINES OPERATIONS
              --------------   -------------------------------
                 LEASES            LEASES         SUBLEASES          TOTAL
              --------------   --------------   --------------   --------------
2005          $      425,869   $    1,737,973   $     (450,000)  $    1,713,842
2006                 440,590        2,067,068         (450,000)       2,057,658
2007                 459,078        2,058,754                -        2,517,832
2008                 213,636        2,133,127                -        2,346,763
2009                  44,690        2,242,975                -        2,287,665
Thereafter                 -        5,814,607                -        5,814,607
              --------------   --------------   --------------   --------------
              $    1,583,863   $   16,054,504   $     (900,000)  $   16,738,367
              ==============   ==============   ==============   ==============

INVESTOR CLAIM

In 2004, the Company received notification from an investor in the preferred stock private placement of a claim to rescind its $100,000 investment. As per the investor's request, the Company returned the invested funds.

LEGAL PROCEEDINGS

All the Company's current proceedings arise out of our ISP business. The Company recently settled several governmental proceedings and investigations. The Company believes the proceedings and their settlement will not have a significant effect on its operations since the Company no longer actively markets its ISP business and in any event the Company believes it is in substantial compliance with the law.

        Government Actions Relating to ISP Business

On October 30, 2003 the Company, its subsidiaries and an officer, were sued and served with an ex parte temporary restraining order, asset freeze, order permitting expedited discovery, order appointing temporary receiver, and an order to show cause in an action commenced by the Federal Trade Commission (FTC) in the United States District Court for the Southern District of New York. The order covers each of these entities, as well as their parents, subsidiaries, and affiliates. The proceeding arises out of alleged failures of the Company's subsidiaries to comply with regulations relating to the conversion of trial customers to paying customers. The Company vigorously denis any wrongdoing and believe that the Company's business practices are in compliance with all applicable laws. As of November 19, 2003 without any finding of wrongdoing, the Company agreed in principle to enter into a preliminary injunction with the Federal Trade Commission. As a result of the above action, the Company experienced substantial business disruption, incurred significant expense and reduction of the Company's working capital.

In July 2004 the Company executed a Stipulated Final Judgment for Permanent Injunction in its FTC Proceeding. This stipulation was prepared by the Northeast Region staff of the FTC and sent for approved by the Commission as required by the rules of the Commission. The Stipulation specifically noted that there was no finding of wrong doing on the Company's part. Under the terms of the Stipulation the Company is required not to violate the free to pay conversion rules and to adhere to specific procedures to insure compliance including specific script requirements. The Company must record each call in its entirety. For a two-year period the Company must continue to refund all amounts to customers who were billed improperly. We have deposited $175,000 in escrow with the Company's counsel to insure payment. The former monitor will continue to serve as a referee to insure compliance with the stipulation and to resolve disputes over refunds. The Stipulated Final Judgment for Permanent Injunction was rejected by the Interim Board of the FTC and sent back to the Northeast Regional Office for minor changes in language. The Northeast Regional Office drafted additional language in keeping with the Interim Board's recommendations; specifically, among other things, the additional language called for the escrowed funds to be kept in an interest-bearing account and for the FTC to retain any escrowed funds after the escrow account is terminated in accordance with the Stipulated Final Judgment for Permanent Injunction. Such funds are to be transferred to the FTC to be used for equitable relief, such as consumer redress and administrative expenses associated with any redress. The Company signed the revised Stipulated Final Judgment for Permanent Injunction in late January 2005, and returned the document to the Northeast Regional Office for approval by the FTC. If a settlement is not reached, and the FTC is successful in its lawsuit, the FTC claims that it has statutory authority to obtain a disgorgement of all funds received by defendants from the sales at issue. This amount has been reported to be approximately $56 million.

On January 17, 2003, the Attorney General of Missouri filed an application for a temporary restraining order and preliminary injunction against certain of our subsidiaries alleging "cramming." The Company entered into a negotiated consent to the entry of a temporary restraining order and preliminary injunction because the consent did not hinder the way the Company's subsidiaries conduct their business. The Company filed an answer that vigorously denies any wrongdoing and argues that the allegations against the Company are without any basis in fact and without merit. In July 2004, the Company entered into a Stipulation for Consent Judgment and Permanent Injunction to settle this proceeding. Pursuant to the stipulation the Company paid $7,500 for attorney's fees and costs incurred by the state of Missouri, and $1,770 for restitution for a total of $9,270. The provisions of the preliminary injunction continue.

On May 22, 2003, the Attorney General of North Carolina filed a complaint alleging "cramming" against certain of our subsidiaries, as well as a motion for temporary restraining order and preliminary injunction. As in the case with the Missouri action and for the same reasons, the Company entered into a negotiated consent to the entry of a temporary restraining order and preliminary injunction. With this Consent Order there is no adjudication of any issue of law or fact, and the Defendants do not admit liability for any of the matters alleged within the Complaint. In January 2005, a draft Permanent Consent Order was submitted to the Company for consideration. The matter is currently the subject of settlement negotiations.

        Government Investigations Relating to ISP Business

From time to time, the Company also has received investigative process from various other states. In 2003, Attorney Generals of Florida, Texas, Minnesota and Kansas issued process requesting certain information and documentary material concerning the operations of our ISP subsidiaries.

The Company recently settled the investigations in Florida and Kansas. In Kansas, entered into a consent judgment that requires compliance with the Kansas Consumer Protection Act, contains a denial that we committed unfair and deceptive practices, and provides for payment of $10,000 for investigative fees and expenses. The Company entered into an agreement with Florida that contained similar terms and conditions as the FTC preliminary agreement and provided for a payment of $100,000 for investigative costs, with no finding of wrongdoing.

        Private Action

On January 30, 2004 Dixon Aviation, Inc. commenced an action in the Circuit Court of Alabama for Barbour County against an officer, NOL, Liberty, a billing house, a LEC and the Company. This litigation was brought as a class action complaint for declaratory and injunctive relief, alleging that the Defendants engaged in cramming. The Company denies all liability and believe we have valid defenses to these claims (including recorded verifications). The Company's motion to remove the action to federal court has been denied. Pursuant to the Company's arrangement with the LEC and billing house defendant the Company are obligated to indemnify the LEC and billing company defendants for their legal costs and any liability. On November 10, 2004, the Court issued a Scheduling order that directed that only discovery pertinent to class certification be conducted, and that discovery related solely to the merits of the claims be stayed. The Order defined the issues and laid out the time scheduling for each phase of pre-certification discovery. In February 2005, Plaintiff's Counsel asked the Company's Counsel to refrain from taking depositions and incurring costs until such time as Plaintiff's Counsel could speak to his client, Dixon Aviation. The Company is unable to determine the likelihood of an unfavorable outcome or estimate the amount or range of a potential loss.

        Settled Arbitration Proceedings

ETelecare International commenced an arbitration proceeding pursuant to an agreement amended from time to time to provide call center services to us. ETelecare claimed that the Company had failed to pay for the service rendered. The Company denied liability and did counterclaim for the return of $3,293,038 paid to eTelecare alleging eTelecare engaged in systemic fraudulent activity that caused the Company damage. This proceeding was settled by the Company's payment of $85,000 on December 9, 2004.

Lawstar, Inc. commenced an arbitration proceeding to recover $1,000,000 in connection with an agreement to provide a legal service access plan, marketed in a private label environment to B2B Advantage, Inc.'s small business customers. Lawstar has claimed that B2B has breached the contract and failed to pay for the services rendered. B2B denies liability because the contract was terminated and claimant was fully paid pursuant to the terms of the contract settlement. The action was settled for $225,000 payable in installments, beginning January 1, 2005.

NOTE 22.    SUBSEQUENT EVENTS

Acquisition

In November 2004, the Company entered into an agreement to purchase all of the outstanding common shares of IMS for a purchase price of approximately $7,500,000. In July 2004, the Company had advanced IMS $600,000 and advanced an additional $300,000 in November 2004 (see Note 5). Effective January 3, 2005 the Company completed its acquisition of IMS. The remaining purchase price at closing was approximately $5,100,000, after deducting the advances previously made by the Company and agreed upon adjustments This amount is payable, pursuant to a non-interest bearing note, in 24 equal monthly installments beginning 30 days after the closing. The note is secured by a pledge of the shares of IMS and a subordinated security interest in the Company's assets. As part of the acquisition, the Company entered into a finders fee agreement for $375,000, of which $100,000 was paid at closing. The remaining amount of this agreement is payable in 24 equal monthly installments.

Amendment and Waiver Agreement

On February 28, 2005, the Company entered into an Amendment and Waiver agreement with a secured convertible term note holder. This agreement provided for (i) the release of $1,100,000 in a restricted cash account as of December 31, 2004, constituting part of an original loan to the Company in May 2003 and (ii) the waiver of certain past and future payments of liquidated damages arising because a registration statement covering certain securities owned by the note holder had not been declared effective by the Securities and Exchange Commission as of September 2004. In connection with the Amendment and Waiver the Company issued a seven-year warrant to Laurus to purchase 1,900,000 shares of the Company's common stock at an exercise price of $2.15 per share.

NOTE 23.    QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of the Company's unaudited quarterly results of operations for the years ended December 31, 2004, 2003, and 2002. Quarterly and year-to-date computations of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not agree with per share amounts for the year.

                                     March 31,        June 30,     September 30,    December 31,
                                       2004            2004            2004            2004
                                   -------------   -------------   -------------   -------------
Revenues                           $   4,876,148   $   4,287,336   $   4,360,539   $   4,210,844
Income from operations                  (639,746)     (2,079,918)     (2,026,857)     (2,044,547)
Net income (loss)                       (859,555)     (3,663,795)     (1,905,373)     (3,300,203
Net income (loss) per share -
  Basic                            $       (0.08)  $       (0.34)  $       (0.17)  $       (0.29)
  Diluted                                  (0.08)          (0.34)          (0.17)          (0.29)

                                     March 31,        June 30,     September 30,    December 31,
                                       2004            2004            2004            2004
                                   -------------   -------------   -------------   -------------
Revenues                           $  12,366,775   $   9,268,098   $   8,557,326   $   6,929,078
Income from operations                 2,622,443       1,626,647       1,224,217        (877,719)
Net income (loss)                      1,976,550       1,370,029       1,104,324         (71,743)
Net income (loss) per share -
  Basic                            $        0.19   $        0.13   $        0.10   $       (0.01)
  diluted                                   0.16            0.10            0.08           (0.01)

                                     March 31,        June 30,     September 30,    December 31,
                                       2004            2004            2004            2004
                                   -------------   -------------   -------------   -------------
                                    (Restated)      (Restated)      (Restated)      (Restated)
Revenues                           $   1,901,451   $   2,910,420   $   7,749,645   $  13,689,335
Income from operations                (1,083,908)     (2,255,458)       (869,804)     (2,355,967)
Net income                            (1,171,874)     (2,359,376)     (1,017,223)     (7,396,449)
Net income (loss) per share -
  Basic                            $       (0.11)  $       (0.23)  $       (0.10)  $       (0.70)
  Diluted                                  (0.11)          (0.23)          (0.10)          (0.70)

INNOVATIVE MARKETING STRATEGIES, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET (UNAUDITED)
SEPTEMBER 30, 2004

ASSETS
CURRENT ASSETS
  Cash                                               $    148,402
  Accounts receivable                                     545,490
  Factored receivable reserve                              30,000
  Unbilled receivables                                    575,521
  Due from stockholder                                     40,143
                                                     ------------
    Total current assets                                1,339,556
PROPERTY AND EQUIPMENT, NET                             1,271,505
OTHER ASSETS                                               44,192
                                                     ------------
                                                     $  2,655,253
                                                     ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
  Current maturities of notes payable                $    698,480
  Accounts payable                                      1,607,688
  Accrued liabilities                                   1,249,124
  Due to officers                                         190,981
  Note payable, Epixtar                                   600,000
  Notes payable, officers                                 349,708
                                                     ------------
    Total current liabilities                           4,695,981

LONG-TERM LIABILITIES, less current maturities
  Notes payable                                           633,797
                                                     ------------
                                                        5,329,778
STOCKHOLDERS' DEFICIT
  Common stock, $1 par value; 7,500 shares
   authorized, issued and outstanding                       7,500
  Accumulated deficit                                  (2,682,025)
                                                     ------------
    Total stockholders' deficit                        (2,674,525)
                                                     ------------
                                                     $  2,655,253
                                                     ============

INNOVATIVE MARKETING STRATEGIES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF
OPERATIONS AND ACCUMULATED DEFICIT (UNAUDITED)
NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2004 (UNAUDITED

REVENUES                                             $ 13,803,920

EXPENSES
  Personnel costs                                       9,990,595
  Selling, general and administrative                   3,629,634
  Consulting fees - related party                         538,256
  Depreciation                                            432,467
                                                     ------------
                                                       14,590,952
                                                     ------------
INCOME FROM OPERATIONS                                   (787,032)

OTHER INCOME (EXPENSE)
  Interest expense                                       (203,719)
  Other income                                              7,554
                                                     ------------
                                                         (196,165)
                                                     ------------
LOSS BEFORE INCOME TAXES                                 (983,197)
INCOME TAXES                                                    -
                                                     ------------
NET LOSS                                                 (983,197)
ACCUMULATED DEFICIT, BEGINNING                         (1,698,828)
                                                     ------------
ACCUMULATED DEFICIT, ENDING                          $ (2,682,025)
                                                     ============

INNOVATIVE MARKETING STRATEGIES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2004 (UNAUDITED)

OPERATING ACTIVITIES
  Net loss                                           $   (983,197)
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
    Depreciation                                          432,467
    Changes in:
      Accounts receivable                                 422,685
      Due from stockholder                                (13,680)
      Other assets                                         60,657
      Due to officers                                     108,949
      Accounts payable and accrued expenses               (90,384)
                                                     ------------
        Net cash used by operating activities             (62,503)
                                                     ------------
INVESTING ACTIVITIES
  Purchase of property and equipment                     (807,315)
                                                     ------------
        Net cash used in investing activities            (807,315)
                                                     ------------
FINANCING ACTIVITIES
  Principal payments on notes payable                  (1,081,592)
  Principal payments on officers' notes payable          (112,401)
  Advances on notes payable                               972,209
  Advance on note payable, Epixtar                        600,000
  Advances on officers' notes payable                     586,232
                                                     ------------
        Net cash provided by financing activities         964,448
                                                     ------------
NET CHANGE IN CASH                                         94,630
CASH, BEGINNING OF YEAR                                    53,772
                                                     ------------
CASH, END OF YEAR                                    $    148,402
                                                     ============
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest                             $    203,719
                                                     ============

INNOVATIVE MARKETING STRATEGIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2004

(UNAUDITED)

1.   NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a. Description of Business - Innovative Marketing Strategies, Inc. and Subsidiaries (the "Company"), is a Florida corporation whose core business is the operation of a network of telecommunication call centers that provide direct marketing services. The Company, through its subsidiaries and divisions, also offers other marketing and advisory services.

          The Company's corporate headquarters are located in Leawood, Kansas. Call center locations include Kansas, Washington, Minnesota, West Virginia and Manila, Philippines.

          The Company is the majority owner in three Limited Liability Companies that were organized in the State of Kansas in either 2002 or 2003:
          Quantum Financial, LLC, Quantum Direct, LLC, and Quantum Marketing Group, LLC (together "Quantum").

          In September of 2003 the Company formed Innovative Marketing Strategies Asia, Inc ("IMS Asia"), a wholly owned subsidiary located in the Philippines that was organized to operate a call center located in the Philippines beginning in 2004.

     b. Principles of Consolidation - The consolidated financial statements include the accounts of the Company and those of its wholly-owned and majority-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

     c. Revenue Recognition - The Company recognizes revenues in the period in which the corresponding services are provided. Revenue received in advance of the delivery of service is recorded as deferred revenue. The revenue for services provided, but not invoiced, is recorded as unbilled receivables until invoiced.

     d. Furniture, Fixtures and Equipment - Fixed assets, principally computers, furniture and leasehold improvements, are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line and accelerated methods over the estimated useful lives of the corresponding assets.

     e. Advertising Costs - Advertising costs are expensed as incurred. Advertising costs for the nine month period ended September 30,2004 were $2,606.

     f. Income Taxes - The Company uses the liability method for accounting for income taxes. Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities. If appropriate, deferred tax assets are reduced by a valuation allowance that reflects expectations of the extent to which such assets will be realized.

     g. Cash Equivalents - All highly liquid debt investments with maturities of three months or less when purchased are considered to be cash equivalents.

     h. Significance of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     i. Impairment of long-lived assets - The Company continually evaluates the carrying value of its long-lived assets. Impairment is recognized when the expected future discounted operating cash flows to be derived from such assets are less than their carrying values.

2.   ACCOUNTS RECEIVABLE FACTORING AGREEMENT

     The Company sells (with recourse) certain of its accounts receivables to Wells Fargo ("WF") under a factoring agreement. Under the terms of the agreement, WF held $30,000 at September 30, 2004 as reserve for uncollectible accounts. During the nine month period ended September 30, 2004, the Company received approximately $8,670,000 of proceeds from the sale of accounts receivable to WF, and paid WF $123,493 in fees during the same nine month period.

3.   FURNITURE, FIXTURES AND EQUIPMENT

       Computers and equipment                            $   2,223,507
       Furniture and fixtures                                   120,235
       Leasehold improvements                                    57,253
                                                          -------------
                                                              2,400,995
       Less accumulated depreciation                         (1,129,490)
                                                          -------------
                                                          $   1,271,505
                                                          =============

4.   ACCRUED LIABILITIES

       Taxes payable                                      $     489,122
       Accrued payroll                                          412,946
       Accrued settlement                                       163,374
       Accrued termination payments                              38,333
       Accrued vacation                                          82,832
       Other                                                     62,517
                                                          -------------
                                                          $   1,249,124
                                                          =============

5.   NOTES PAYABLE

       Note payable dated 2002, interest at 6.0%,
       due in 24 monthly installments of $1,052,
       through maturity in 2004.  Secured by
       office furniture                                   $       2,189

       Note payable dated 1999, interest at 10.0%,
       due in monthly installments of $6,089
       including interest until paid in full                    290,194

       Notes payable dated 1999, Kansas Business
       Development Loans, non interest bearing,
       forgivable over a five year period if
       defined job creation requirements are met,
       subject to complete repayment under
       conditions of default                                     65,702

       Note payable dated 2002, variable interest
       (Prime plus 3 1/4 %) due in 60 monthly
       installments through maturity in 2007
       Secured by certain equipment                              37,787

       Note payable dated 2003, West Virginia Business
       Development Loan, interest at 5.0%, due in 120
       monthly installments of $1,591, including
       interest, through maturity in 2013. Secured by
       certain assets defined in a security agreement
       and personal guarantees by two of the Company's
       stockholders                                             129,190

       Note payable dated 2003, West Virginia Business
       Development Loan, interest at 4.0%, due in 60
       monthly installments of $5,223, including
       interest, through maturity in 2008
       Secured by certain assets defined in a
       security agreement                                       220,537

       Note payable dated 2003, non-interest bearing,
       due in 30 monthly installments through maturity
       in 2007. Secured by certain equipment                    133,309

       Note payable dated 2004, interest at 8.8%, due
       in monthly installments of $36,613, through
       maturity in 2005. Secured by equipment                   449,825

       Notes payable, other                                       3,544
                                                          -------------
         Total notes payable                                  1,332,277
         Less current portion                                   698,480
                                                          -------------
                                                          $     633,797
                                                          =============

       Maturities of notes payable, for the years subsequent to September 30, 2004 are as follows:

                                                              AMOUNT
                                                          -------------
         2005                                             $     698,480
         2006                                                   255,483
         2007                                                   139,091
         2008                                                   115,218
         2009                                                    68,292
         Thereafter                                              55,713
                                                          -------------
                                                          $   1,332,277
                                                          =============

6.   NOTES PAYABLE TO STOCKHOLDERS

     As of September 30, 2004 the Company had outstanding notes payable, due on demand, to the Company's three stockholders totaling $349,708. The obligations are unsecured and are non-interest bearing.

7.   OPERATING LEASES

     The Company leases equipment and office facilities under non-cancelable operating leases. Rental expense related to these leases approximated $578,978 during the nine-month period ended September 30, 2004. Minimum rental commitments subsequent to September 30, 2004 under such operating leases are as follows:

         2005                                             $     783,988
         2006                                                   687,433
         2007                                                   363,939
         2008                                                   200,504
                                                          -------------
                                                          $   2,035,864
                                                          =============

8.   INCOME TAXES

     The difference between the effective tax rate and the statutory federal and state income tax rates results from the effect of the timing differences on the deductibility of certain accrued expenses and the non-recognition of a deferred tax asset related to the Company's net operating loss carryforwards.

     SFAS No. 109 requires that a valuation allowance be provided if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company's ability to realize the benefit of its deferred tax asset will depend on the generation of future taxable income. Because the Company's operations are not currently generating taxable income, management believes that a full valuation allowance should be provided as of September 30, 2004.

     Deferred taxes result from temporary differences between the financial statement and tax bases of assets and liabilities. As of September 30, 2004, the sources of these differences and their cumulative tax effects are:

         Accrued liabilities                              $     161,677
         Operating loss carryforward                            456,573
                                                          -------------
           Deferred tax asset - current, net                    618,250
                                                          -------------
         Intangible assets - non-current                        123,639
                                                          -------------
         Valuation reserve                                     (741,889)
                                                          -------------
             Net deferred tax asset                       $           0
                                                          =============

     At September 30, 2004, the Company had net operating loss carry forwards for income tax purposes of approximately $1,340,000.

9.   401(K) RETIREMENT PLAN

     The Company maintains a 401(K) plan ("the Plan") covering all eligible employees who desire to participate. Contributions to the plan are based upon the amount of the employees' deferrals and the employer's matching contribution rate of 25%. For the period ended September 30, 2004 the Company recognized $6,992 of expense that represented their portion of the contribution.

10.  RELATED PARTY TRANSACTIONS

     The Company leases its corporate headquarters from an entity that is 50% owned by the two principal stockholders of the Company. Rent expense under this lease for the period ended September 30, 2004 was $158,866.

     The amount due to officers ($190,981 as of September 30, 2004) on the accompanying balance sheet arose as a result of accrued salaries to these parties. The amount due from stockholder ($40,143 as of September 30, 2004) on the accompanying balance sheet arose as a result of cash advances to a stockholder.

     During the nine-month period ended September 30, 2004, the Company expensed $538,256 for commissions paid or payable to a minority stockholder (or his company) for services provided under an agreement that calls for the Company to pay up to an 8% commission based on sales to certain customers.

11.  SIGNIFICANT CUSTOMERS

     For the nine-month period ended September 30, 2004, the Company had sales to one customer in the period totaling $8,605,884 or 63% of total sales.

12.  EMPLOYEE SEPARATION AND MUTUAL RELEASE AGREEMENTS

     In February of 2004, the Company entered into separation and mutual release agreements with two former employees who alleged that they were entitled to bonus payments, payment for stock certificates and payment of other benefits. Under the terms of the agreements, the Company is required to pay the former employees a total of $180,000 over a twelve-month period beginning in February of 2004. The Company recorded the corresponding $180,000 liability and expense related to these agreements as of and for the period ended December 31, 2003. The remaining liability at September 30, 2004 is $38,333.

13.  OFF BALANCE SHEET RISK AND CREDIT RISK CONCENTRATION

     A substantial amount of the Company's revenues and trade receivables are the result of business with a relatively concentrated group of companies in the financial services industry. The Company does not require collateral or other security on most of these accounts. The credit risk on these accounts is controlled through credit approvals and monitoring procedures.

     The industry in which the Company operates is highly regulated and subject to restrictions that may increase as new laws and/or regulations are passed.

14.  CONTINGENCIES

     The Internal Revenue Service ("IRS") has filed a lien against substantially all of the Company's assets. The lien was filed as a result of non-payment of payroll taxes. As of September 30, 2004 the Company's unpaid payroll taxes, including related penalties and interest, approximated $398,000 and are included in accrued liabilities. The Company and the IRS have established a payment plan for the past due taxes. In the event that the Company is unable to comply with the plan, the IRS could seize virtually all of the Company's assets.

     Numerous lawsuits, claims and proceedings are pending against the company. The Company estimates that based on the facts and circumstances the claims are either without merit or have been adequately reserved. These matters, if resolved differently than management's estimates, could have a material adverse effect on the Company's financial position, operating results and cash flows when resolved in a future reporting period.

15.  SUBSEQUENT EVENTS, FINANCIAL RESULTS AND LIQUIDITY

     In July of 2004, the stockholders of the Company entered into a letter of intent to sell 100% of the Company's common stock to Epixtar Corp. (EPIXTAR). In connection with the agreement the Company received a loan from EPIXTAR of $600,000 in July of 2004 and an additional $300,000 in November of 2004. In November of 2004, a $900,000 non-interest bearing promissory note was executed in favor of EPIXTAR for the loan advances. In the event that the transaction is not completed or an event of default occurs, the note will become interest bearing at the rate of 18%. As of September 30, 2004 the $600,000 advanced on the loan has been classified as Note Payable, Epixtar.

     As of September 30, 2004 the Company had a negative net worth of $2,674,525 and negative working capital of $3,356,425. In the event that the transaction discussed above does not occur, there can be no assurance that additional financing can be obtained from conventional sources to fund the Company's liabilities and cash flow requirements.

     The Company's independent public accountants have included a "going concern" emphasis paragraph in their review report accompanying these financial statements. The paragraph states that the Company's recurring losses and negative working capital raise substantial doubt about the company's ability to continue as a going concern and cautions that the financial statements do not include adjustments that might result from the outcome of this uncertainty.

     Management believes that, despite the financial hurdles and funding uncertainties going forward, it has business plans that can significantly improve operating results. The support of the company's vendors, customers, lenders, stockholders and employees will continue to be key to the Company's future success.

                         EPIXTAR CORP. AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

                                                                         Additions
                                                               ----------------------------
                                                                Charged to      Charged to
                                                 Beginning      Costs and         Other                           Ending
                                                  Balance        Expenses        Accounts       Deductions       Balance
                                                ------------   ------------    ------------    ------------    ------------
Year 2004
  Allowance for doubtful accounts               $  2,178,035   $     74,135    $          -    $   (372,231)   $  1,879,939
  Deferred tax asset valuation allowance           4,061,677      2,673,031                                       6,734,708
Year 2003
  Allowance for doubtful accounts                  2,132,371      1,533,983                      (1,488,319)      2,178,035
  Deferred tax asset valuation allowance           5,814,474     (1,752,797)                                      4,061,677
Year 2002
  Allowance for doubtful accounts                          -      2,083,268          49,103               -       2,132,371
  Deferred tax asset valuation allowance           1,176,339      4,638,135                                       5,814,474

        All other financial statements and schedules not listed have been omitted because the required information is included in the consolidated financial statements or the notes thereto, or is not applicable or required.
                                      F-47

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               EPIXTAR CORP.

Dated: April 15, 2005                          By: /s/ Irving Greenman
                                               ---------------------------------
                                               Irving Greenman,
                                               Chief Financial Officer
                                               and Chief Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Signature                    Title                               Date
--------------------------   ---------------------------------   ---------------
/s/ Ilene Kaminsky           Chief Executive Officer,            April 15, 2005
--------------------------   Director
Ilene Kaminsky

/s/ Irving Greenman          Director, Chief Financial Officer   April 15, 2005
--------------------------   and Chief Accounting Officer
Irving Greenman

/s/ David Srour
--------------------------   Director                            April 15, 2005
David Srour

/s/ David Berman
--------------------------   Director                            April 15, 2005
David Berman


--------------------------   Director                            April 15, 2005
Kenneth Elan


--------------------------   Director                            April 15, 2005
John W. Cooney

/s/ Sheldon Goldstein
--------------------------   Director                            April 15, 2005
Sheldon Goldstein


--------------------------   Director                            April 15, 2005
Robert Palmer