Form 10-Q
period 2005-03-31
EPIXTAR CORP
filed 2005-05-20
CIK 1099730

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM L0-Q

           (Mark One)
              |X| QUARTERLY REPORT PURSUANT TO SECTION L3 OR L5(D)
                     OF THE SECURITIES EXCHANGE ACT OF L934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005
                                       or
              |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the transition period from _______ to _______

                        COMMISSION FILE NUMBER 011-15489

                                  EPIXTAR CORP.
                                -----------------
             (Exact name of registrant as specified in its charter)

                          FLORIDA                                                        65-0722193
-------------------------------------------------------------     ----------------------------------------------------------
      (State or other jurisdiction of incorporation or                       (I.R.S. Employer Identification No.)
                       organization)

                11900 BISCAYNE BOULEVARD, SUITE 700
                       MIAMI, FLORIDA                                                        33181
-------------------------------------------------------------     ----------------------------------------------------------
              (Address of principal executive offices)                                    (Zip Code)

                                  305-503-8600
                                  ------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section l3 or l5 (d) of the Securities Exchange Act of l934 during the preceding l2 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| No |_|


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |_| NO |X|


The number of shares of the registrant's common stock, $0.001 par value, outstanding as of May 1, 2005, was 12,150,356 shares.

                                  EPIXTAR CORP.


                                    FORM 10-Q


                      FOR THE QUARTER ENDED MARCH 31, 2005

                                TABLE OF CONTENTS



PART I. FINANCIAL INFORMATION (UNAUDITED)                                                                        PAGE


        Item 1.  Financial Statements
                 Consolidated Balance Sheets                                                                        3
                 Consolidated Statements of Operations                                                              4
                 Consolidated Statements of Cash Flows                                                              5
                 Notes to Consolidated Financial Statements                                                    6 - 17


        Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations         18 - 26

        Item 3. Quantitative and Qualitative Disclosures About Market Risk                                    26 - 27


        Item 4.  Controls and Procedures                                                                      27 - 28


PART II. OTHER INFORMATION


        Item 1. Legal Proceedings                                                                                  29


        Item 2. Unregistered Sales of Equity Securities and Use of Proceeds                                        29


        Item 4. Submission of Matters to a Vote of Security Holders                                                29


        Item 5. Other Information                                                                                  30


        Item 6. Exhibits                                                                                           30

         Signatures                                                                                                31

        Exhibits Index                                                                                             32


                          PART I. FINANCIAL STATEMENTS
ITEM 1. FINANCIAL STATEMENTS
        EPIXTAR CORP. AND SUBSIDIARIES
        CONSOLIDATED BALANCE SHEETS

                                                                           March 31,        December 31,
                                                                             2005               2004
                                                                        ---------------    ----------------
                                                                         (Unaudited)
                                ASSETS
Current Assets:
     Cash and cash equivalents (includes amounts held in escrow
       of $1,110,000 at December 31, 2004)                                $   495,991        $  1,530,052
     Restricted cash                                                           175,000             175,000
     Accounts receivable, net                                                5,549,825           4,454,152
     Deferred loan costs, current portion                                      416,328             423,777
     Prepaid expenses and other current assets                                 211,232             201,045
     Deferred billing costs                                                    104,293              70,454
                                                                        ---------------    ----------------
           Total current assets                                              6,952,669           6,854,480

Property and Equipment, net                                                  7,305,187           5,103,409
Other Assets:
     Note receivable                                                                --             900,000
     Goodwill                                                                4,392,991           3,360,272
     Intangible assets                                                       5,721,750                  --
     Deferred loan costs, net of current portion                               494,432             540,886
     Deposits and other                                                      1,329,091           1,289,668
                                                                        ---------------    ----------------
           Total other assets                                               11,938,264           6,090,826
                                                                        ---------------    ----------------
           Total assets                                                   $ 26,196,120       $  18,048,715
                                                                        ===============    ================

               LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
     Accounts payable                                                     $  4,637,187       $   2,666,713
     Accounts payable, related party                                         1,876,992             975,000
     Deferred revenue                                                          654,820             722,328
     Accrued expenses and other liabilities                                  4,075,165           1,277,565
     Accrued interest                                                          568,936             460,104
     Current portion of borrowings                                           7,374,370           6,312,758
     Note payable, stockholder                                               2,474,000           2,474,000
                                                                        ---------------    ----------------
         Total current liabilities                                          21,661,470          14,888,468
Long-Term Liabilities:
     Borrowings, net of current portion                                      9,311,109           3,893,470
                                                                        ---------------    ----------------
Total  liabilities                                                          30,972,579          18,781,938
                                                                        ---------------    ----------------
Commitments and Contingencies                                                       --                  --
Stockholders' Deficiency:
     Convertible preferred stock, $.001 par value; 10,000,000 shares authorized; 15,500 and 23,510 shares issued and outstanding;
       (liquidation preference of $3,100,000 and $4,702,000)                        16                  17
     Common stock, $.001 par value, 50,000,000 shares authorized;
        12,150,356 and 11,544,219 shares issued and outstanding                 12,150              11,544
     Additional paid-in capital                                             23,582,863          22,114,353
     Accumulated deficiency                                                (28,452,443)        (22,838,853)
     Accumulated other comprehensive income (loss)                              80,955             (20,284)
                                                                        ---------------    ----------------
        Total stockholders' deficiency                                      (4,776,459)           (733,223)
                                                                        ---------------    ----------------
           Total liabilities and stockholders' deficiency                 $ 26,196,120       $  18,048,715
                                                                        ===============    ================

See Notes to Consolidated Financial Statements.

EPIXTAR CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                              Three Months Ended March 31,
                                                                                 2005               2004
                                                                           -----------------    --------------
Revenues                                                                        $ 9,080,074       $ 4,876,148
                                                                           -----------------    --------------
Cost of production  employees                                                     3,250,501           170,287
Billing cost                                                                        276,816           936,359
Other costs of revenue                                                              666,864           197,708
                                                                           -----------------    --------------
           Total costs of revenue                                                 4,194,181         1,304,354
                                                                           -----------------    --------------
Gross profit                                                                      4,885,893         3,571,794
                                                                           -----------------    --------------
Expenses:
           Compensation and benefits                                              3,426,329         1,654,770
           Other selling, general and administrative                              3,098,810         1,569,608
           Consulting fees and reimbursements - related party                     1,125,000           675,000
           Provision for doubtful accounts                                          187,900            86,913
           Depreciation and amortization                                            784,384           100,994
           Amortization of intangible assets                                        373,250                --
                                                                           -----------------    --------------
           Total operating expenses                                               8,995,673         4,087,285
                                                                           -----------------    --------------
Loss from operations                                                             (4,109,780)         (515,491)
Other Income (Expense):
      Other income (expense)                                                         41,913            (8,826)
      Factoring fees on accounts receivable                                         (53,623)         (119,351)
      Interest expense                                                             (220,864)         (215,887)
      Amortization, debt discounts                                                 (151,648)               --
      Amortization, cost of borrowings                                             (145,153)               --
      Warrants issued in lieu of finance charges                                   (866,732)               --
      Other finance charges                                                        (100,000)               --
                                                                           -----------------    --------------
Other income (expense), net                                                      (1,496,107)         (344,064)
                                                                           -----------------    --------------
Loss from continuing operations                                                  (5,605,887)         (859,555)
Provision for income taxes (benefit)                                                     --                --
                                                                           -----------------    --------------
Net loss                                                                      $  (5,605,887)       $ (859,555)
Cumulative dividends on preferred stock                                             (44,694)          (47,020)
                                                                           -----------------    --------------
Loss Assignable  to Common Stockholders                                       $  (5,650,581)       $ (906,575)
                                                                           =================    ==============
Loss per common share:
           Basic                                                              $       (0.48)       $    (0.08)
                                                                           =================    ==============
           Diluted                                                            $       (0.48)       $    (0.08)
                                                                           =================    ==============


See Notes to Consolidated Financial Statements.

EPIXTAR CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                          Three Months Ended March 31,
                                                                          2005                    2004
                                                                     ----------------        ----------------
OPERATING ACTIVITIES:
      Net loss                                                         $  (5,605,887)            $  (859,555)
      Adjustments to reconcile net income (loss) to net cash and cash equivalents provided by (used in) operating
           activities:
         Depreciation and amortization                                       784,384                 100,994
         Provision for doubtful accounts                                     187,900                  86,913
         Stock-based compensation                                                 --                 159,375
         Warrants issued in lieu of finance charges                          866,732                  81,654
         Amortization of discount on convertible debt                        151,648                  43,344
         Amortization of cost of borrowings                                  145,153                      --
         Amortization of discount on stockholder loan                             --                  26,163
         Amortization of intangible assets                                   373,250                      --
      Changes in assets and liabilities:
         (Increase) decrease in:
            Accounts receivable                                             (119,362)                772,996
            Prepaid expenses and other                                         8,597                 (85,811)
            Deferred billing costs                                           (33,840)                 98,423
            Deposits and other                                                 2,025                  23,810
         Increase (decrease) in:
            Accounts payable, accrued expenses and other
               liabilities                                                 1,775,592              (1,149,466)
            Accounts payable - related party                                 900,000                 975,000
            Accrued interest payable                                         108,831                      --
            Deferred revenues                                                (67,508)               (586,152)
                                                                     ----------------        ----------------
                   Net cash used in operating activities                    (522,485)               (312,312)
                                                                     ----------------        ----------------
INVESTING ACTIVITIES:
         Cash paid for acquisition                                           (50,000)                     --
         Additions to  property and equipment                               (602,494)               (797,859)
                                                                     ----------------        ----------------
                   Net cash used in investing activities                    (652,494)               (797,859)
                                                                     ----------------        ----------------
FINANCING ACTIVITIES:
         Proceeds from the issuance of debt, net of loan costs               676,251                      --
         Repayment of notes payable and capital lease obligations           (636,572)                (81,489)
                                                                     ----------------        ----------------
                   Net cash provided by (used in)financing
                      activities                                             39, 679                 (81,489)
                                                                     ----------------        ----------------
Net effect of exchange rates on cash                                         101,239                  (4,512)
                                                                     ----------------        ----------------
Net Decrease in Cash and Cash Equivalents                                 (1,034,061)             (1,196,172)
Cash and Cash Equivalents, beginning of year                               1,530,052               1,342,186
                                                                     ----------------        ----------------
Cash and Cash Equivalents, end of period                                $    495,991            $    146,014
                                                                     ================        ================
Supplemental Disclosure of Cash Flow Information:
         Income Tax Paid                                                $         --            $         --
                                                                     ================        ================
         Interest Paid                                                  $    195,562            $     16,743
                                                                     ================        ================

Non Cash Transactions
         Conversion of 1,000 shares of preferred stock into
         55,847 shares of common stock,                                 $   100,000             $         --
                                                                     ================        ================
         Equipment purchased under capital leases                                                    136,250
                                                                                             ================

See Notes to Consolidated Financial Statements.

EPIXTAR CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED MARCH 31, 2005 AND 2004 (UNAUDITED)


NOTE 1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Epixtar Corp. (Epixtar) was incorporated in Florida in June 1994 and was previously known as Global Asset Holdings, Inc. (Global). Epixtar Corp. and its subsidiaries are collectively known as the "Company".

Epixtar, through its subsidiaries, operates primarily in two lines of business: business process outsourcing and contact center services (BPO) and internet service provider services (ISP).

Basis of Presentation

The accompanying unaudited consolidated financial statements of Epixtar Corp. (the Company) as of and for the periods ended March 31, 2005 and 2004 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and changes in cash flows in accordance with accounting principles generally accepted in the United States of America.

The unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2004, filed with the SEC on April 15, 2004. Operating results for the three months ended March 31, 2005, are not necessarily indicative of the results expected for the year ending December 31, 2005. See Note 2.

Significant Accounting Policies

     STOCK-BASED COMPENSATION

In accordance with Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees", the Company currently uses the intrinsic-value method of accounting for its employee and board of director stock options and, accordingly, does not recognize compensation expense for stock option awards in the Consolidated Statement of Operations, as all option exercise prices are 100 percent of market value on the date the options are granted. See Recent Accounting Pronouncements below.

The following table illustrates the pro forma effect on net loss and loss per share assuming we had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" to all previously granted stock-based awards after giving consideration to potential forfeitures. The fair value of each option grant is estimated at the grant date using the Black-Scholes option-pricing model. Reference is made to "Note 15: Stock Option Plan" in the Company's Annual Report on Form 10-K for Fiscal 2004, for the assumptions used in the Black-Scholes option-pricing model. The estimated fair value of options granted is amortized to expense over their vesting period, which is generally 3 years.

                                                                                  Three Months Ended March 31,
                                                                                   2005                   2004
                                                                           -------------------    -------------------
Net income (loss) available to common shareholders                               $  (5,650,581)          $   (906,575)

Deduct: Total stock-based compensation expense determined under fair
value based method for all awards, net of related tax effects                         (779,087)              (958,216)
                                                                           -------------------    -------------------
Pro forma net loss                                                               $  (6,429,668)          $ (1,864,791)
                                                                           ===================    ===================

Income (loss) per share:
  Basic:
    As reported                                                                         $(0.48)                $(0.08)
                                                                           ===================    ===================
    Pro forma                                                                           $(0.55)                $(0.17)
                                                                           ===================    ===================
  Diluted:
    As reported                                                                         $(0.48)                $(0.08)
                                                                           ===================    ===================
    Pro forma                                                                           $(0.55)                $(0.17)
                                                                           ===================    ===================

Recent Accounting Pronouncements

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment" (SFAS 123R), which requires all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value and to recognize cost over the vesting period. The adoption of SFAS 123R is not expected to have a significant effect on the Company's financial position or cash flows, but will impact its results of operations. An illustration of the impact on the Company's net loss and loss per share is presented under "Stock-Based Compensation" in this Note, assuming the Company had applied the fair value recognition provisions of SFAS 123R using the Black-Scholes methodology. The Company has not yet determined whether it will use the Black-Scholes method upon adoption of Statement 123R. Also, the Company is unable to estimate the future impact that SFAS 123R will have on its financial position, results of operations or cash flows due to unknown events, such as the type and number of share-based payments that will be granted, their terms, and their vesting periods.

In April 2005, the SEC announced that companies may implement SFAS 123R at the beginning of their next fiscal year (instead of their next reporting period) starting after June 15, 2005 (or December 15, 2005 for small business issuers). This new rule moves the Company's implementation date for SFAS 123R to the first quarter of 2006. The SEC's new rule does not change the accounting required by Statement 123R; it changes only the dates for compliance.

 In March 2005, the SEC released SEC Staff Accounting Bulletin No. 107, "Share-Based Payment" (SAB 107). SAB 107 provides the SEC staff's position regarding the application of SFAS 123R, which contains interpretive guidance related to the interaction between SFAS 123R and certain SEC rules and regulations, and also provides the staff's views regarding the valuation of share-based payment arrangements for public companies. SAB 107 highlights the importance of disclosures made related to the accounting for share-based payment transactions. The Company is currently reviewing the effect of SAB 107, but it does not believe SAB 107 will have a material impact on its financial position, results of operations or cash flows.

 In October 2004, the FASB ratified Emerging Issues Task Force Issue No. 04-8, "The Effect of Contingently Convertible Debt on Diluted Earnings per Share" (EITF 04-8). EITF 04-8 requires that shares underlying contingently convertible debt be included in diluted earnings per share computations using the if-converted method regardless of whether the market price trigger (or other contingent features) has been met. The effective date for EITF 04-8 is for reporting periods ending after December 15, 2004. EITF 04-8 also requires restatement of earnings per share amounts for prior periods presented during which the convertible instrument was outstanding. The Company does not currently have contingently convertible debt and accordingly, adoption of EITF 04-8 is not expected to have a significant effect on the Company's financial position or cash flows, or results of operations.

In March 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47"), which clarifies the term "conditional asset retirement obligations" as used in FASB Statement No. 143, "Accounting for Asset Retirement Obligations." FASB Statement No. 143 refers to an entity's legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. If an entity can reasonably estimate a liability for the fair value of a conditional asset retirement obligation, the entity is required to recognize the fair value of the liability when incurred. A company normally incurs this liability upon acquisition, construction, or development of the asset at issue. FIN 47 is effective for fiscal years ending after December 15, 2005. The Company is currently reviewing FIN 47, and at the current time it does not believe that FIN 47 will have a material impact on its financial position, results of operations or cash flows.

Reclassifications

Certain reclassifications have been made in the 2004 financial statements to conform to the 2005 presentation.


NOTE 2. GOING CONCERN CONSIDERATIONS

At March 31, 2005, the Company reflected an accumulated deficit of approximately $28,452,443 as a result of net losses in each period of operation except calendar year 2003. The Company had negative cash flows from operations for the three months ended March 31, 2005 and 2004. The Company reported a net loss of $5,605,887 for the three months ended March 31, 2005 and $859,555 during the same period in 2004. The Company continues to experience certain liquidity issues primarily as a result of the Company's costs associated with the execution of its BPO operations business plan. All these factors raise significant concern about the Company's ability to continue as a going concern.

In order to achieve profitability, the Company needs to be able to retain its ISP customers as well as continue to expand its customer base in its business outsourcing and call center segment. Management believes that the steps it has taken during 2004 and 2005 to implement and grow its BPO operations will allow the Company to achieve profitability. During 2004 and continuing into 2005, the Company (1) hired additional management personnel with call center experience,
(2) entered into agreements for outsourcing services and (3) obtained additional debt financing. See Notes 5 and 11.

The realization of assets and satisfaction of liabilities in the normal course of business is dependent upon the Company's generating additional operating capital and ultimately reaching profitable operations. No assurances can be given that the Company will be successful in these activities. Should any of these events not occur, the Company's financial condition and results of operations would be materially adversely affected. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


NOTE 3.  ACQUISITION

In November 2004, the Company entered into an agreement to purchase all of the outstanding common shares of Innovative Marketing Strategies, Inc. (IMS), a privately-held Florida corporation with six years experience providing business process outsourcing and contact center services to the financial services market. IMS customers include banks, credit card companies and mortgage companies. These services are delivered from four call center facilities located in U.S. and one facility located in the Philippines. Select operational functions are conducted from its network operations center (NOC) in North Carolina.

In July 2004, the Company had advanced IMS $600,000 and advanced an additional $300,000 in November 2004. On January 3, 2005, the Company completed the purchase of all of the outstanding common shares of IMS. This acquisition has been accounted for under the purchase method of accounting and accordingly, the results of operations of IMS have been included in the Company's consolidated financial statements since the date of acquisition. IMS is a wholly-owned subsidiary of Voxx Corporation, a wholly-owned subsidiary of the Company, and is being operated within its BPO business segment. The purchase price of approximately $6.5 million, excluding guaranteed liabilities of approximately $1.1 million, is calculated as follows:

Cash consideration paid                                         $ 1,017,290
Non-interest bearing Collateral Promissory Note,
   payable over 24 months                                         5,104,594
Acquisition costs                                                   375,000
                                                                ------------
                                                                $ 6,496,884
                                                                ============

The amount of consideration to the former shareholders of IMS amounted to $6,121,884, including $50,000 paid at closing. The purchase price allocation of the IMS acquisition resulted in goodwill of approximately $1.0 million and identifiable intangible assets of $6.1 million. The identifiable intangible assets include customer relationships of approximately $4.0 million, non-compete contracts of approximately $1.7 million and approximately $375,000 and these are being amortized on a straight-line basis over 5 and 3 years, respectively.

The IMS balance sheet as of acquisition date, January 3, 2005, is as follows:


ASSETS
Accounts Receivable - Net                                        $  1,164,000
Prepaid Expenses and Other Current Assets                              17,000
                                                             -----------------
Total Current Assets                                                1,181,000
Property and Equipment - Net                                        2,402,000
Goodwill                                                              966,000
Intangible Assets                                                   6,095,000
Other Assets                                                           41,000
                                                             -----------------
   Total Assets                                                  $ 10,685,000
                                                             =================
LIABILITIES
Accounts Payable                                                 $  2,010,000
Accrued Expenses and Other Liabilities                              1,385,000
Amounts due Expixtar and Voxx                                       1,117,000
Debt - Current                                                        845,000
                                                             -----------------
Total current assets                                                5,357,000
Debt - Long Term                                                    5,328,000
                                                             -----------------
TOTAL LIABILITIES                                                $ 10,685,000
                                                             =================

Pro Forma Results


The following summary, prepared on a pro forma basis, presents unaudited consolidated results of operations as if IMS had been acquired as of the beginning of the period presented, after including the impact of adjustments such as amortization of intangibles. This pro forma presentation does not include any impact of acquisition synergies.

                                                             Three Months Ended
                                                               March 31, 2004
                                                             ------------------

Revenue - as reported                                            $  4,876,148
Revenue- pro forma                                               $  9,446,338

Net loss - as reported                                           $   (859,555)
Net loss - pro forma                                             $ (1,721,132)

Net income (loss) per diluted common share - as reported         $      (0.08)
Net income (loss) per diluted common share - pro forma           $      (0.16)

The pro forma results are not necessarily indicative of the Company's results of operations had it owned IMS during the entire period presented.


NOTE 4.   ACCOUNTS RECEIVABLE

Accounts receivable, net, amounted to $5,549,825 and $4,454,152 at March 31, 2005 and December 31, 2004, respectively. At March 31, 2005, $1,160,160 of the accounts receivable relates to IMS.

The Company's accounts receivables serve as collateral for certain debt of the Company (see Note 5).

NOTE 5.  DEBT AND CAPITAL LEASES

At March 31, 2005 and December 31, 2004, debt and capital leases consisted of the following:

                                                                            March 31,         December 31,
                                                                                 2005            2004
                                                                         ---------------- -----------------
Non-interest bearing collateral promissory note due January 2007, payable in monthly installments, net of unamortized discount of
$267,458                                                                      $4,622,764       $        --
7% secured convertible notes due on demand, secured by accounts
receivable                                                                       450,000           450,000
6% Notes due on demand, secured by equipment                                     500,000           500,000
8% unsecured  convertible promissory notes, due April 2005, net of
unamortized discount of $8,822 and $46,631                                       991,178           953,369
Secured convertible term note due May 2007, payable in monthly installments of $90,909 commencing October 2004, bearing annual interest at 2.5% over prime, not to exceed 8%, collateralized by the assets of the
Company, net of unamortized discount of $489,829 and $546,860                  4,055,626         4,271,322
5% unsecured joint and several subordinated convertible promissory notes, due May 2007, net of unamortized discount of $110,568 and
$111,899                                                                       3,604,432         2,835,601
Non-interest bearing note payable, due June 2006, payable in monthly
installments of $6,374                                                           127,487           127,487
Non-interest bearing promissory note, due September 2005, payable in
monthly installments of $40,435                                                  364,328           404,762
Non-interest bearing assumption of equipment financing on acquisition
of call center, payable through 2005                                             158,301           158,301
11.9% promissory notes due August  2007, secured by automobiles,
payable in monthly installments of $3,008                                         72,597            77,738
Non-interest bearing  note pursuant to asset purchase agreement,
payable on demand                                                                 88,692            88,692
11% equipment financing agreement, with maturities from September 2005
through March 2006                                                               124,248           124,248
Notes assumed in IMS acquisition:
10% Note due August 2009, payable in monthly installments                        325,000                --
 8.8% Note due November 2005, secured by certain equipment,   payable
in monthly installments of $36,613                                               382,742                --
Non-interest bearing equipment financing due March 2006, payable in
monthly installments of $6,348                                                   206,715                --
Equipment financing Note due March 2007, bearing annual interest at
3.25% over prime                                                                  33,630                --
4.0% West Virginia Development Note due April 2008, secured by certain
assets as defined in a security agreement                                        189,556                --

                                                                     (Continued)

                                                                            March 31,         December 31,
                                                                              2005               2004
                                                                         ---------------- -----------------
5% Ohio Valley Industrial and Business Development Note due January              137,247                --
2013, secured by certain assets, as defined in security agreement
Non-interest bearing promissory note from the Kansas Department of
Commerce & Housing due May 2005, forgiven if defined job creation
requirements are met                                                              65,702                --
Capitals leases, at interest rates ranging from 9.0% to 11%  in 2004
and 7% to 14% in 2003                                                            185,234           214,708
                                                                         ---------------- -----------------
                                                                              16,685,479        10,206,228
Less current portion                                                           7,374,370         6,312,758
                                                                         ---------------- -----------------
                                                                             $ 9,311,109       $ 3,893,470
                                                                         ================ =================

On January 3, 2005, the Company completed its purchase of all of the outstanding common shares of IMS. As part of the acquisition, the Company issued a $5,104,594 non-interest bearing Collateral Promissory Note payable to the IMS shareholders. This note is payable monthly over two years. At March 31, 2005, the note amounted to $4,622,724, net of unamortized discount of $267,458.

In December 2003, the Company issued 7% Secured Convertible Notes in the amount of $500,000 to accredited investors. During 2004, $50,000 was repaid and the remaining notes amounting to $450,000, matured in December 2004. In October 2004, in connection with the purchase of equipment related to the contact center business, the Company issued 6% Notes maturing in December 2004, in the amount of $500,000 to the same accredited investors. The Company obtained from these lenders extensions to the 7% Secured Convertible Notes and the 6% Notes through April 29, 2005. As consideration for the extension, on April 22, 2005, a related party to the Company transferred to the lender detachable warrants it held to purchase 200,000 shares of the Company's common stock for $0.50 per share, exercisable at any time over a five year period from the date of issuance. Additionally, as part of the extension, on April 21, 2005 the Company issued 145,000 shares of common stock, in Voxx, a wholly-owned subsidiary of the Company. The extension to the Notes matured on April 29, 2005, and the Company is currently negotiating with the lenders to obtain another extension of the maturity date.

In May 2004, the Company issued 8% Unsecured Convertible Promissory Notes in the amount of $1,000,000 to accredited investors. As part of the issuance of the convertible notes, the Company issued detachable warrants to purchase 132,722 shares of the Company's common stock exercisable at any time over a five year period from the date of issuance. As of March 31, 2005 these warrants were exercisable at $2.15 per share. At March 31, 2005 and December 31, 2004, these notes amounted to $991,178 and $953,369, respectively, net of unamortized discount of $8,822 and $46,631, respectively, resulting from the issuance of the warrants. On April 29, 2005, the Company repaid these notes, including interest of $82,789.

On May 14, 2004, the Company issued a Secured Convertible Term Note in the amount of $5,000,000 at 2.5% over prime (not to exceed 8%) to an accredited institutional investor. As part of the convertible term note, the Company issued detachable warrants to purchase 492,827 shares of the Company's common stock exercisable at any time over a seven-year period from the date of issuance. As of March 31, 2005 these warrants were exercisable at $2.15 per share. In connection with the issuance of the convertible term note, the Company entered in to a registration rights agreement with the lender. Under the terms of the agreement, the Company was required to pay the lender $100,000 for each 30 day period after 120 days from the original issuance of the note if a registration statement filed with the Securities and Exchange Commission (SEC) covering the common stock underlying the convertible term note and detachable warrants was not declared effective (Liquidated Damages). Additionally, in accordance with the terms of the agreement, at December 31, 2004, approximately $1,110,000 of the principal amount of the note was held in a restricted account to be released upon the effectiveness of a registration statement filed with the SEC. On February 28, 2005, the Company entered into an Amendment and Waiver agreement with the lender, resulting in the waiver of the Liquidated Damages under the agreement and the authorization to release the $1,110,000 held in the restricted account at December 31, 2004. As consideration for the waiver, the Company issued to the lender warrants to purchase 1,900,000 shares of the Company's common stock at an exercise price of $2.15 per share, exercisable at any time over a seven-year period. Using the Black-Scholes model the Company estimated the fair value of the 1,900,000 warrants and allocated $1,060,065, or $0.56 per common share to the warrants. This amount, net of $193,333 of previously accrued Liquidated Damages was recognized as expense on the accompanying Consolidated Statement of Operations for the three months ended March 31, 2005. At March 31, 2005 and December 31, 2004, these notes amounted to $4,055,626 and $4,271,322, respectively, net of unamortized discount of $489,829 and $546,860, respectively, resulting from the issuance of warrants. See Note 11.

During the three months ended March 31, 2005, the Company and its wholly-owned subsidiary, Voxx Corporation (Voxx), sold to accredited investors, in a private placement, an additional $767,500 principal amount of 5% Joint Unsecured Subordinated Convertible Promissory Notes due May 2007. Pursuant to the notes, in the event Voxx becomes a public company, the then outstanding notes are immediately converted into shares of Voxx common stock. The rate of interest will be increased to an annual rate of 10% if Voxx does not become a public corporation on or before October 15, 2006. Until Voxx is a public company a holder may convert his entire note into shares of the Company's Common Stock for one year at a fixed conversion price related to market but not less than $2.25. Thereafter the exercise price will be the lesser of $1.00 or the average market price for a period preceding the one-year anniversary of the notes, as specified in the agreement. The notes are subordinate in all respects to the senior debt. In addition to the note each unit also consists of the right to receive in the future (i) warrants to purchase the Company's Common Stock and/or (ii) warrants to purchase Voxx's common stock. Based on the terms of the conversion associated with the notes, there was an intrinsic value associated with the beneficial conversion feature estimated at $12,153, which was recorded as deferred interest and presented as a discount on the convertible notes, net of amortization to be taken over the terms of the notes. At March 31, 2005 and December 31, 2004, these notes amounted to $3,604,432 and $2,835,601, respectively, net of unamortized discount of $110,568 and $111,899, respectively, resulting from the issuance of warrants.


NOTE 6.  COMMON STOCK

CONVERSION OF PREFERRED STOCK

During the three months ended March 31, 2005, a holder of the Company's preferred stock converted 1,000 shares of preferred stock into 55,847 shares of the Company's common stock. The holder of the preferred stock originally purchased the shares for $100,000, or $100 per share. Pursuant to the provisions of the Company's Amended Certificate of Incorporation relating to the preferred stock, cumulative dividends were added to the original purchase price and the adjusted value was converted into common stock using a conversion price of $2.00 per share

COMMON STOCK

On February 28, 2005, the Company issued 550,290 shares of common stock pursuant to its acquisition of IMS in January 2005. As part of the acquisition of IMS, the Company guaranteed an agreement for approximately $770,000 due an IMS shareholder for commissions, and issued the 550,290 shares of common stock as payment for $385,000 of the amount guaranteed. The valuation assigned to the common stock was based on the average volume and price of the Company's stock for the month of November 2004, as provided in the acquisition agreement.

WARRANTS

On February 28, 2005, the Company issued warrants to purchase 1,900,000 shares of the Company's common stock at an exercise price of $2.15 per share, exercisable at any time over a seven-year period. The Company estimated the value of the warrants, using the Black-Scholes model, to be $1,060,065, or $0.56 per common share. This amount, net of $193,333 of previously accrued fees was charged to earnings on the accompanying Consolidated Statement of Operations for the three months ended March 31, 2005.

NOTE 7.  RELATED PARTY TRANSACTIONS

On October 31, 2001, the Company issued a 7% note in the amount of $2,474,000, collateralized by accounts receivable, to a then unrelated entity. In August 2002, the creditor became a stockholder of the Company and in. November 2002, the Company entered into an agreement whereby the stockholder agreed to release its security interest in the Company's accounts receivable to the extent required to secure additional debt financing and agreed not to demand payment before January 2005 in exchange for certain consideration. Except for the demand deferral and the release of the security interest, all other terms of the note stayed in effect. The consideration given consisted of warrants to purchase 4,000,000 shares of Company common stock at an exercise price of $0.50 per share for a term of three years beginning in May 2003. At March 31, 2005 and December 31, 2004, the outstanding principal balance of the Note was $2,474,000.

In October 2001, the Company entered into an agreement with Transvoice, whereby Transvoice provided certain services related to the development of the Company's internet service provider business. The Company incurred expenses of $900,000 and $450,000 during the three months ended March 31, 2005 and 2004, respectively, for services under this agreement. At March 31, 2005 and December 31, 2004, $1,500,000 and $750,000, respectively of these amounts remained unpaid and are included in accounts payable-related party.

In April 2003, the Company entered into an agreement with Transvoice, whereby Transvoice provides consulting services related to the development of marketing and telemarketing aspects of the Company. The Company incurred expenses of $225,000 under this agreement in each of the three months ended March 31, 2005 and 2004. At March 31, 2005 and December 31, 2004, $375,000 and $225,000
remained unpaid and are included in accounts payable - related party.

NOTE 8.   EARNINGS (LOSS) PER SHARE

The Company presents both basic and diluted EPS. Basic EPS is calculated by dividing net income or loss by the weighted average number of common shares outstanding during the period. Diluted EPS is based upon the weighted average number of common and common equivalent shares outstanding during the period which is calculated using the treasury stock method for stock options and warrants, and assumes conversion of the Company's convertible notes. Common equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect. Stock options for which the exercise price exceeds the average market price over the period have an anti-dilutive effect on EPS and, accordingly, are excluded from the calculation. Weighted average number of shares used to compute basic and diluted loss per share for the three months ended March 31, 2005 and 2004 is the same, since the effects of the preferred stock, common stock options, warrants and convertible debt were anti-dilutive.

A reconciliation of net loss and the weighted average number of common and common equivalent shares outstanding for calculating diluted earnings per share is as follows:

See following page.

                                                                Three Months Ended March 31,
                                                            --------------------------------------
                                                                  2005                 2004
                                                            -----------------    -----------------
Net loss                                                       $ (5,605,887)           $(859,555)
Preferred stock dividends                                           (44,694)             (47,020)
                                                            -----------------    -----------------
Net loss for basic and diluted EPS calculations                $ (5,650,581)           $(906,575)
                                                            -----------------    -----------------


WEIGHTED AVERAGE  NUMBER OF SHARES FOR BASIC AND DILUTED
EPS                                                              11,752,909           10,677,067

LOSS PER SHARE
Basic                                                            $    (0.48)          $    (0.08)
                                                            =================    =================
Diluted                                                          $    (0.48)          $    (0.08)
                                                            =================    =================


NOTE 9.  BUSINESS SEGMENTS

The Company operates primarily in two segments: business process outsourcing and contact center operations (BPO) and internet service provider services (ISP). Information concerning the revenues and operating income for the three months ended March 31, 2005 and 2004, and the identifiable assets for the two segments in which the Company operates are shown in the following tables:

                                          During the Three Months Ended March 31,
                                        --------------------------------------------
                                               2005                    2004
                                        --------------------    --------------------
OPERATING REVENUE - SEGMENT
 - ISP                                          $ 3,099,559             $ 4,687,927
 - BPO                                            5,980,515                 188,221
                                        --------------------    --------------------
Consolidated totals                             $ 9,080,074             $ 4,876,148
                                        ====================    ====================

OPERATING REVENUE - GEOGRAPHIC (1)
U.S.                                            $ 9,080,074             $ 4,876,148
Philippines                                              --                      --
                                        --------------------    --------------------
Consolidated totals                             $ 9,080,074             $ 4,876,148
                                        ====================    ====================

INCOME (LOSS) FROM OPERATIONS
 - ISP                                          $ 1,580,456             $ 1,319,013

 - BPO                                           (5,690,236)             (1,834,504)
                                        --------------------    --------------------
Consolidated totals                           $  (4,109,780)             $ (515,491)
                                        ====================    ====================
DEPRECIATION AND AMORTIZATION
 - ISP                                            $  28,751               $  64,152
 - BPO                                              755,633                  36,842
                                        --------------------    --------------------
Consolidated totals                              $  784,384              $  100,994
                                        ====================    ====================

CAPITAL EXPENDITURES (2)
 - ISP                                             $     --                $     --
 - BPO                                            3,015,215                 797,859
                                        --------------------    --------------------
Consolidated totals                             $ 3,015,215             $  797, 859
                                        ====================    ====================


                                                                     (Continued)

                                        --------------------    ---------------
                                                                 At December 31,
                                         At March 31, 2005            2004
                                        --------------------    ---------------
IDENTIFIABLE ASSETS
 - ISP                                          $ 4,317,797        $ 6,085,591
 - BPO                                           21,878,323         11,963,123
                                        --------------------    ---------------
Consolidated totals                            $ 26,196,120       $ 18,048,714
                                        ====================    ===============

(1) The Company allocates its geographic revenue based on customer location. All of the Company's customers are U.S based companies. Services performed for call center customers are performed in the Philippines and three call centers in the U.S.
(2) The three months ended March 31, 2005, includes capital assets of $2,401,415 acquired as a result of the IMS acquisition.


NOTE 10.  COMMITMENTS AND CONTINGENCIES

Legal Proceedings

All the Company's current significant legal proceedings arise out of its ISP business. The Company believes the proceedings and their settlement will not have a significant effect on its operations since the Company no longer actively markets its ISP business and the Company believes it is in substantial compliance with the law.

Private Action

On January 30, 2004 Dixon Aviation, Inc. commenced an action in the Circuit Court of Alabama for Barbour County against an officer, the Company and two of its subsidiaries, a billing house and a LEC. This litigation was brought as a class action complaint for declaratory and injunctive relief, alleging that the Defendants engaged in cramming. During the second week of May 2005, the Company settled the matter for $5,000.

In addition to the legal proceeding discussed above, the Company is exposed, from time to time, to other claims, legal actions, and regulatory actions in the normal course of business, some of which are initiated by the Company. Management believes that any such additional outstanding issues will be resolved without impairing the financial condition of the Company.


NOTE 11.  SUBSEQUENT EVENTS

1. On April 20, 2005, the board of directors of Epixtar Corp. (the "Company") granted and conveyed an aggregate of 2,000,000 shares of Voxx Corporation common stock owned by the Company (the "Restricted Shares") to certain employees and consultants of the Company, each of which grants is evidenced by a Restricted Stock Agreement between the Company and the grantee. Voxx Corporation is a subsidiary of the Company.

     The Restricted Period for the Restricted Shares commenced on the date of grant and will end on the date of any initial public offering of Voxx common stock. During the Restricted Period, the grantee may not sell, assign, transfer or encumber the Restricted Shares, the right to vote the Restricted Shares or the right to receive dividends on the Restricted Shares (collectively, the "Restrictions"), provided that the grantee shall have all other rights of a stockholder of Voxx which the Company previously had with respect to the shares, including, without limitation, the right to receive dividends on and the right to vote the shares. The Restricted Shares shall vest upon any initial public offering of Voxx common stock, at which time the Restrictions shall lapse with respect to such shares. The Restricted Stock Agreement provides that all rights to the Restricted Shares shall be forfeited to the Company without consideration in the event that an initial public offering of Voxx common stock does not occur prior to July 31, 2006.

     Each grantee, as a condition of the grant, is required to elect, within 30 days of the date of grant, and upon written notice delivered to the Internal Revenue Service with a copy delivered to the Company, to recognize income for federal income tax purposes equal to the Fair Market Value of the shares as of the date the shares are transferred to the grantee, regardless of the Restrictions and the vesting schedule. If the grantee timely makes this required election and otherwise complies with the provisions of the Restricted Stock Agreement relating to such election, then on December 31, 2005, the Company will pay to each grantee, as an additional incentive payment, an amount equal to $0.30 per Restricted Share granted to such grantee. At the request of the Company, Voxx or any representative of the underwriters in connection with an initial public offering of Voxx common stock, each grantee shall be subject to a lock-up period in connection with such initial public offering with respect to the shares granted under the Restricted Stock Agreement, whether vested or still restricted.

     On April 20, 2005, Voxx Corporation ("Voxx"), a wholly-owned subsidiary of Epixtar Corp., adopted the Voxx Corporation 2005 Stock Incentive Plan (the "Incentive Plan") which permits the granting of awards of non-statutory stock options, incentive stock options, stock appreciation rights, restricted stock and performance shares with respect to Voxx common stock. The Incentive Plan was approved by Epixtar Corp. (the "Company") as the sole stockholder of Voxx. Awards under the Incentive Plan may be granted or awarded to employees of Voxx or its Affiliates (including the Company), persons who are hired to be employees of Voxx or its Affiliates, non-employee directors of Voxx or any of its Affiliates, and consultants and independent contractors who render key services to Voxx or its Affiliates. The maximum number of shares of common stock of Voxx that may be issued under the Incentive Plan or pursuant to awards made under the plan is 2,375,000 shares, subject to adjustment in the event of a change in corporate capitalization of Voxx. The Incentive Plan will be administered by the Board of Directors of Voxx (the "Voxx Board") unless and until the Voxx Board delegates administration to a committee of members of the Voxx Board (such committee and the Voxx Board herein collectively referred to as the "Administrator").

     On April 20, 2005, the Voxx Board granted options with respect to an aggregate of 2,000,000 shares of Voxx common stock to certain employees of Voxx and its affiliates pursuant to the Incentive Plan, which options are all designated as incentive stock options to the extent permitted. The Voxx Board also granted non-qualified stock options with respect to an aggregate of 375,000 shares of Voxx common stock to certain non-employee directors pursuant to the Incentive Plan. Voxx has entered into Stock Option Agreements, pursuant to the terms of the Incentive Plan, with each optionee.

     The exercise price for each option that was granted is $3.00 per share. All of the granted options are exercisable immediately and will remain exercisable for a period of ten years unless the recipient's rights under the option agreement terminate earlier in accordance with the terms of the Stock Option Agreement or the terms of the Incentive Plan.


2. On April 22, 2005, the Company issued an 8% Promissory Note in the amount of $250,000 to an accredited investor. The note is payable on demand. In the event the Company is unable to repay the note upon written demand, the interest rate on the unpaid amount will increase to 18% per annum.

3. On April 29, 2005, the Company., and its majority-owned subsidiary, Voxx Corporation, entered into a financing facility with Laurus Master Fund, Ltd and affiliates of Laidlaw & Company (UK) Ltd., pursuant to which the Company and Voxx borrowed $7,000,000 represented by Senior Secured Convertible Notes (the Notes) that mature on April 29, 2008, bear interest at the rate of prime + 2% per year, and are payable beginning on October 29, 2005 at the monthly rate of $166,667 plus accrued but unpaid interest. Payments may, in certain circumstances, be made in shares of the Company and/or Voxx common stock. The Notes may be prepaid at any time at 130% of the then outstanding principal balance due at the time of prepayment.

     The Notes are secured by all of the assets of Voxx Corporation and its subsidiaries, the Company's shareholdings in Voxx Corporation and significantly all of its other subsidiaries, by a pledge of the Company and Voxx's contract revenues from certain sources and by certain other assets of the Company and its subsidiaries. The Notes significantly restrict the ability of Epixtar, Voxx and their subsidiaries from borrowing additional monies without the consent of the lenders.

     The Notes are convertible into the common stock of Epixtar at $1.00 per share and/or into the common stock of Voxx in the event Voxx conducts an initial public offering of its own securities at a 15% discount to the IPO price.

     As additional consideration for the making of the loan, the lenders received options to purchase 31% or 4,167,028 shares of Voxx Corporation common stock computed on a fully diluted basis at the time of closing at a price of $.001 per share, warrants to purchase 556,596 shares of Voxx common stock at a price, generally, equal to the IPO price, and payments and reimbursements to the lenders and related parties of approximately $640,000. The options and warrants both provide the holder with anti-dilution protection in the event of stock splits, stock dividends and other extraordinary corporate events.

     The remaining proceeds of the loan were used by the Company to repay $1,100,000 of outstanding debt with the balance reserved to continue the build out of Voxx Corporation's Philippine-based contact center facilities and for general corporate purposes.

     As a condition of the making of this loan, the Company was also required to amend the terms of its existing $5,000,000 loan facility with Laurus to reprice to $1.00 per common share approximately 3,148,144 of previously issued warrants originally issued at prices ranging from $2.15 to $4.66 per share, including 1.9 million warrants issued for the Company's common stock on February 28, 2005 in connection with the Amendment and Waiver agreement of the facility, and to further secure the facility with certain additional contract revenues from the Company's ISP business.

     The Notes provide that it is an "event of default" in the event of, among other things, non-payment, a breach of a covenant or any other agreement made by the borrowers in the note purchase agreements, the appointment of a receiver, an unsatisfied money judgment against one of the borrowers or any of their subsidiaries in excess of $150,000 for more than 30 days, a change in control of the Company or Voxx (other than in connection with a Voxx
     IPO), the institution of a government regulatory proceeding which prevents the borrowers from utilizing a substantial portion of their assets , or the occurrence of an "event of default" in certain other agreements to which the borrowers are parties. If an "event of default" should occur and continue beyond any applicable grace period, 110% of the then outstanding principal balance of the Notes plus accrued but unpaid interest becomes immediately due and payable.

     The $7,000,000 loan is convertible into the Company's common stock at $1.00 per share or Voxx common stock at a price equal to 85% of the IPO price and included the issuance of options and warrants to acquire shares of the Company's principal subsidiary, Voxx Corporation, at $0.001 per share and the IPO price, respectively. All of these securities were issued and sold pursuant to Section 4(2) of the Securities Act of 1933, as amended, as securities sold by an issuer in a transaction "not involving any public offering." The transaction was privately negotiated with representatives of accredited investors with whom the Company had pre-existing business relationships only and did not involve any general solicitation or advertising.

     As a result of the transaction described above, certain rights to acquire, or to convert certain debt obligations of Epixtar Corp. and Voxx Corporation into, shares of common stock of Epixtar Corp. and/or Voxx Corporation that were outstanding at the time of such transaction will be modified by (i) increasing the number of such shares which may be acquired upon the exercise of such rights or the conversion of such obligations and
     (ii) reducing the price of such shares at which such acquisition or conversion is effected.

     The dilutive effect of the issuance of Epixtar Corp. equity securities and the re-pricing of certain previously issued securities, as per this agreement, could, if all of the debt was converted and all of the warrants were exercised, result in an increase in the Company's issued and outstanding common stock by 9,915,726, shares or an increase of 81.6% of the number of common shares outstanding as of May 1, 2005. This dilutive effect includes the effects from re-pricing other equity securities, but it excludes the potential dilutive effect on the Company's percentage ownership of its Voxx subsidiary as a result of equity securities held by the lender to purchase Voxx common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


OVERVIEW

The following Management's Discussion and Analysis (MD&A) is intended to help the reader understand Epixtar. MD&A is provided as a supplement to, should be read in conjunction with and is qualified in its entirety by reference to, the Company's Consolidated Financial Statements and related Notes to Consolidated Financial Statements (Notes) appearing under Item 1 in this report. In addition, reference is made to the Company's audited Consolidated Financial Statements and related Notes thereto and related MD&A included in its Annual Report on Form 10-K for Fiscal 2004. Except for the historical information contained herein, the discussions in MD&A contain forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under "Forward-Looking Statements" and "Risk Factors that May Affect Future Results."

The following are the sections of MD&A contained in this report, together with the Company's perspective on the contents of these sections of MD&A, which it hopes will make reading these pages and understanding of the Company's operations more beneficial.

Recent Events - description of acquisition of IMS, Voxx new stock options plan and options granted, and financing obtained on April 29, 2005.

Operations Review - an analysis of the Company's consolidated results of operations and of the results in each of our two operating segments, to the extent the operating segment results are material to an understanding of the Company's business as a whole, for the periods presented in its Consolidated Financial Statements.

Liquidity and Capital Resources - an analysis of cash flows, capital structure and resources, off-balance sheet arrangements, commercial commitments and contractual obligations.

Discussion of Critical Accounting Policies and New Accounting Pronouncements - a discussion of accounting policies that require critical judgments and estimates, and of accounting pronouncements that have been issued but not yet implemented by the Company and their potential impact.

Forward-Looking Statements - cautionary information about forward-looking statements.

RECENT EVENTS

On January 3, 2005, the Company completed its purchase all of the outstanding common shares of Innovative Marketing Strategies, Inc. (IMS), a privately-held Florida corporation with six years experience providing business process outsourcing and contact center services to the financial services market. IMS customers include banks, credit card companies and mortgage companies. These services are delivered from four call center facilities located in U.S. and one facility located in the Philippines. Select operational functions are conducted from its network operations center (NOC) in North Carolina.

On April 20, 2005, the board of directors of Epixtar Corp. (the "Company") granted and conveyed an aggregate of 2,000,000 shares of Voxx Corporation common stock owned by the Company (the "Restricted Shares") to certain employees and consultants of the Company, each of which grants is evidenced by a Restricted Stock Agreement between the Company and the grantee. Voxx Corporation is a subsidiary of the Company.

The Restricted Period for the Restricted Shares commenced on the date of grant and will end on the date of any initial public offering of Voxx common stock. During the Restricted Period, the grantee may not sell, assign, transfer or encumber the Restricted Shares, the right to vote the Restricted Shares or the right to receive dividends on the Restricted Shares (collectively, the "Restrictions"), provided that the grantee shall have all other rights of a stockholder of Voxx which the Company previously had with respect to the shares, including, without limitation, the right to receive dividends on and the right to vote the shares. The Restricted Shares shall vest upon any initial public offering of Voxx common stock, at which time the Restrictions shall lapse with respect to such shares. The Restricted Stock Agreement provides that all rights to the Restricted Shares shall be forfeited to the Company without consideration in the event that an initial public offering of Voxx common stock does not occur prior to July 31, 2006.

Each grantee, as a condition of the grant, is required to elect, within 30 days of the date of grant, and upon written notice delivered to the Internal Revenue Service with a copy delivered to the Company, to recognize income for federal income tax purposes equal to the Fair Market Value of the shares as of the date the shares are transferred to the grantee, regardless of the Restrictions and the vesting schedule. If the grantee timely makes this required election and otherwise complies with the provisions of the Restricted Stock Agreement relating to such election, then on December 31, 2005, the Company will pay to each grantee, as an additional incentive payment, an amount equal to $0.30 per Restricted Share granted to such grantee. At the request of the Company, Voxx or any representative of the underwriters in connection with an initial public offering of Voxx common stock, each grantee shall be subject to a lock-up period in connection with such initial public offering with respect to the shares granted under the Restricted Stock Agreement, whether vested or still restricted.

On April 20, 2005, Voxx Corporation ("Voxx"), a wholly-owned subsidiary of Epixtar Corp., adopted the Voxx Corporation 2005 Stock Incentive Plan (the "Incentive Plan") which permits the granting of awards of non-statutory stock options, incentive stock options, stock appreciation rights, restricted stock and performance shares with respect to Voxx common stock. The Incentive Plan was approved by Epixtar Corp. (the "Company") as the sole stockholder of Voxx. Awards under the Incentive Plan may be granted or awarded to employees of Voxx or its Affiliates (including the Company), persons who are hired to be employees of Voxx or its Affiliates, non-employee directors of Voxx or any of its Affiliates, and consultants and independent contractors who render key services to Voxx or its Affiliates. The maximum number of shares of common stock of Voxx that may be issued under the Incentive Plan or pursuant to awards made under the plan is 2,375,000 shares, subject to adjustment in the event of a change in corporate capitalization of Voxx. The Incentive Plan will be administered by the Board of Directors of Voxx (the "Voxx Board") unless and until the Voxx Board delegates administration to a committee of members of the Voxx Board (such committee and the Voxx Board herein collectively referred to as the "Administrator").

On April 20, 2005, the Voxx Board granted options with respect to an aggregate of 2,000,000 shares of Voxx common stock to certain employees of Voxx and its affiliates pursuant to the Incentive Plan, which options are all designated as incentive stock options to the extent permitted. The Voxx Board also granted non-qualified stock options with respect to an aggregate of 375,000 shares of Voxx common stock to certain non-employee directors pursuant to the Incentive Plan. Voxx has entered into Stock Option Agreements, pursuant to the terms of the Incentive Plan, with each optionee.

The exercise price for each option that was granted is $3.00 per share. All of the granted options are exercisable immediately and will remain exercisable for a period of ten years unless the recipient's rights under the option agreement terminate earlier in accordance with the terms of the Stock Option Agreement or the terms of the Incentive Plan.

On April 29, 2005, the Company., and its majority-owned subsidiary, Voxx Corporation, entered into a financing facility with Laurus Master Fund, Ltd and affiliates of Laidlaw & Company (UK) Ltd., pursuant to which the Company and Voxx borrowed $7,000,000 represented by Senior Secured Convertible Notes (the Notes) that mature on April 29, 2008, bear interest at the rate of prime + 2% per year, and are payable beginning on October 29, 2005 at the monthly rate of $166,667 plus accrued but unpaid interest. Payments may, in certain circumstances, be made in shares of the Company and/or Voxx common stock. The Notes may be prepaid at any time at 130% of the then outstanding principal balance due at the time of prepayment.

The Notes are secured by all of the assets of Voxx Corporation and its subsidiaries, the Company's shareholdings in Voxx Corporation and significantly all of its other subsidiaries, by a pledge of the Company and Voxx's contract revenues from certain sources and by certain other assets of the Company and its subsidiaries. The Notes significantly restrict the ability of Epixtar, Voxx and their subsidiaries from borrowing additional monies without the consent of the lenders.

The Notes are convertible into the common stock of Epixtar at $1.00 per share and/or into the common stock of Voxx in the event Voxx conducts an initial public offering of its own securities at a 15% discount to the IPO price.

As additional consideration for the making of the loan, the lenders received options to purchase 31% or 4,167,028 shares of Voxx Corporation common stock computed on a fully diluted basis at the time of closing at a price of $.001 per share, warrants to purchase 556,596 shares of Voxx common stock at a price, generally, equal to the IPO price, and payments and reimbursements to the lenders and related parties of approximately $640,000. The options and warrants both provide the holder with anti-dilution protection in the event of stock splits, stock dividends and other extraordinary corporate events.

The remaining proceeds of the loan were used by the Company to repay $1,100,000 of outstanding debt with the balance reserved to continue the build out of Voxx Corporation's Philippine-based contact center facilities and for general corporate purposes.

As a condition of the making of this loan, the Company was also required to amend the terms of its existing $5,000,000 loan facility with Laurus to reprice to $1.00 per common share approximately 3,148,144 of previously issued warrants originally issued at prices ranging from $2.15 to $4.66 per share, including 1.9 million warrants issued for the Company's common stock on February 28, 2005 in connection with the Amendment and Waiver agreement of the facility, and to further secure the facility with certain additional contract revenues from the Company's ISP business.

The Notes provide that it is an "event of default" in the event of, among other things, non-payment, a breach of a covenant or any other agreement made by the borrowers in the note purchase agreements, the appointment of a receiver, an unsatisfied money judgment against one of the borrowers or any of their subsidiaries in excess of $150,000 for more than 30 days, a change in control of the Company or Voxx (other than in connection with a Voxx IPO), the institution of a government regulatory proceeding which prevents the borrowers from utilizing a substantial portion of their assets , or the occurrence of an "event of default" in certain other agreements to which the borrowers are parties. If an "event of default" should occur and continue beyond any applicable grace period, 110% of the then outstanding principal balance of the Notes plus accrued but unpaid interest becomes immediately due and payable.

The $7,000,000 loan is convertible into the Company's common stock at $1.00 per share or Voxx common stock at a price equal to 85% of the IPO price and included the issuance of options and warrants to acquire shares of the Company's principal subsidiary, Voxx Corporation, at $0.001 per share and the IPO price, respectively. All of these securities were issued and sold pursuant to Section 4(2) of the Securities Act of 1933, as amended, as securities sold by an issuer in a transaction "not involving any public offering." The transaction was privately negotiated with representatives of accredited investors with whom the Company had pre-existing business relationships only and did not involve any general solicitation or advertising.

As a result of the transaction described above, certain rights to acquire, or to convert certain debt obligations of Epixtar Corp. and Voxx Corporation into, shares of common stock of Epixtar Corp. and/or Voxx Corporation that were outstanding at the time of such transaction will be modified by (i) increasing the number of such shares which may be acquired upon the exercise of such rights or the conversion of such obligations and (ii) reducing the price of such shares at which such acquisition or conversion is effected.

The dilutive effect of the issuance of Epixtar Corp. equity securities and the re-pricing of certain previously issued securities, as per this agreement, could, if all of the debt was converted and all of the warrants were exercised, result in an increase in the Company's issued and outstanding common stock by 9,915,726, shares or an increase of 81.6% of the number of common shares outstanding as of May 1, 2005. This dilutive effect includes the effects from re-pricing other equity securities, but it excludes the potential dilutive effect on the Company's percentage ownership of its Voxx subsidiary as a result of equity securities held by the lender to purchase Voxx common stock.

OPERATIONS REVIEW

     Highlights

Operations highlights for the first quarter of fiscal 2005 include:

Revenues increased 86.2% to $9,080,074 in the first quarter of fiscal 2005, from $4,876,148 in the first quarter of fiscal 2004.

Loss from continuing operations increased $4,746,332, to $5,605,887, in the first quarter of fiscal 2005, from $859,555 in the first quarter of fiscal 2004;

BPO segment achieved revenue growth of $5,792,294. The Company's new IMS acquisition contributed $5,156,998 to the increase. Operating income declined $3,855,732, compared to the first quarter of fiscal 2004 primarily as a result of the Company's expansion of its BPO operations in 2004 and continuing in 2005.

ISP segment revenue declined $1,588,368 as a result of its declining customer base. Operating income increased $448,194, or 33.9%, compared to the first quarter of fiscal 2004 primarily due to lower direct and administrative costs as the Company has suspended its marketing efforts.

     Business Segments

The Company engages in two primary lines of business: business process outsourcing concentrating on contact center activities (BPO) and internet service provider services (ISP). Through 2003, the Company's revenues were primarily derived from its ISP business, which provides Internet services, including unlimited Internet access and email, to small business subscribers. As a result of the ISP's ongoing business interaction with the contact center industry, combined with extensive analysis of the contact center industry, management made the strategic decision to focus the Company's energies and resources in developing and operating offshore contact centers. BPO services complement the ISP business and consequently, the Company continues to maintain and service its ISP business customers while concentrating the Company's efforts in growing the business process outsourcing and contact center services business.

         Business Processing Outsourcing and Contact Center Business

The Company began developing its contact center business in the latter part of 2003 and continued throughout 2004 and now has approximately 1,525 operational seats in the Philippines and the United States, including approximately 500 seats added through the Company's acquisition of IMS, supporting several major clients. The Company is actively marketing its contact center services and, depending on financing, will continue to build out infrastructure and hire additional personnel. See Recent Events, above for a description of financing obtained in April 2005.

Revenues from contact center operations are derived from telemarketing, tele-verification, and customer support services provided to clients based on individual business requirements. Depending on the contract under which services are provided, the company may earn revenues on a commission basis, a performance basis, an hourly basis, or a blend of the three.

Cost of generating revenue consists of direct payroll costs, recruitment and training of personnel and communication costs. On an ongoing basis, the most significant expense of the Company's contact center business will be labor costs for agents, supervisors and administrators as well as commissions paid to brokers, as well as rental expense for leased facilities.

         ISP Business

While the Company is not presently marketing its ISP business, it is continuing to service its existing customer base. The Company's ISP operations consisted essentially of the marketing of value-added internet service provider services, primarily through third party facilities. The Company does not operate its own network but uses third parties to obtain access to the Internet for its clients. Prior to 2004 when the Company suspended its marketing efforts, the customer base kept growing as a direct result of the marketing efforts. ISP revenues are derived from monthly fees charged customers for value-added internet services.

Cost of generating revenue associated with ISP operations include the costs of maintaining the Company's customer base including customer care and telecommunication costs for Internet access. Because the Company is not marketing the ISP business, cost of revenue has and should continue to decline thereby increasing gross profit margins for this business. The ISP customer base now consists of seasoned customers and based on current attrition rates the Company believes it will continue to derive revenues on a declining basis for several years.

         Current Trends

The trend of the Company's revenue and income over the next several quarters depends upon several variables, some of which cannot at this time be ascertained definitively. Revenue from ISP sources will decline as a result of suspended ISP marketing activity and a declining customer base. The Company will continue to incur losses as a result of development costs associated with contact center operations. In January 2005, the Company acquired IMS to increase its contact center penetration. BPO revenues and overall revenue should increase as a result of this acquisition; however, since IMS has been incurring losses, there is no assurance we will be able to operate this new subsidiary profitably. As a result of the IMS acquisition, and depending on obtaining additional new contracts and implementing existing ones, the Company believes revenue from its contact centers will increase, offsetting declining ISP revenues in the future. Because the Company has elected to proceed with the expansion of its contact center business, it will have a need for substantial capital during the next several quarters.

     Results of Operations

The Company reported a net loss of $5,605,887, or $0.48 per basic and diluted common share, for the three months ended March 31, 2005, compared with a net loss of $859,555, or $0.08 per basic and diluted common share for the comparable period in 2004. The increase in the loss for the March 2005 quarter compared with the same period in 2004 was due to the Company's expansion during 2004 and 2005 into business process outsourcing and contact center services operations
(BPO), including its acquisition of IMS in January 2005, a decline of approximately 21.6% in the gross profit of its internet service provider services operations (ISP) as a result of a declining customer base, and approximately $900,000 of expense associated with the valuation of 1.9 million warrants issued by the Company to a lender during the March 2005 quarter as consideration for the release of escrowed funds and the waiver of registration rights.

On a pro forma basis, assuming the acquisition of IMS had been in January 2004, the Company would have reported a net loss of $1,721,132, or $0.16 per basic and diluted common share, for the three months ended March 31, 2004. IMS' gross profit margin for the period was approximately $1,832,000, or 40%; however, high administrative expenses resulted in a loss from operations of approximately $400,000.

Set forth below are comparisons of financial results of operations for the three months ended March 31, 2005 and 2004. These comparisons are intended to aid in the discussion that follows. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and accompanying Notes, which appear in Item 1. Financial Statements, in this Quarterly Report on Form 10-Q.

See following page.

THREE MONTHS ENDED MARCH 31, 2005 COMPARED WITH THREE MONTHS ENDED MARCH 31,
2004

                                                              -----------------------------------------------------------
                                                                                                       Variance
                                                                   2005            2004             $             %
                                                              --------------- --------------- -------------- ------------
Revenue                                                          $ 9,080,074      $4,876,148     $4,203,926        86.2%
Cost of revenue                                                    4,194,181       1,304,354      2,889,827        221.6
                                                              --------------- --------------- --------------
Gross profit                                                       4,885,893       3,571,794      1,314,099         36.8
                                                              --------------- --------------- --------------

Operating expenses (exclusive of depreciation, and
amortization of intangibles)                                       7,838,039       3,986,291      3,851,748         96.6
Depreciation, and amortization of intangibles                      1,157,634         100,994      1,056,640       1046.2
Other non operating expenses, net                                  1,496,107         344,064      1,152,043        334.8
                                                              --------------- --------------- --------------
Net loss                                                         $(5,605,887)      $(859,555)   $(4,746,332)      (552.2)
                                                              =============== =============== ==============
Net loss per share                                               $     (0.48)         ($0.08)
                                                              =============== ===============


Revenue for the first quarter of 2005 increased to $9,080,074 in 2005 from $4,876,148, or 86.2%. The Company's BPO operations contributed $5,792,294 to the increase, including $5,156,998 from its new IMS acquisition, partially offset by a decline of approximately $1,588,368 in revenue from ISP operations. Since the Company is focusing its resources solely on its contact center business and the Company and is no longer marketing its ISP services, there is no growth in the ISP customer base. The Company expects a gradual continued decline of revenues from its ISP operations offset by growth in its BPO business revenue.

Cost of revenue for the first quarter of 2005 increased to $4,194,181 in 2005 from $1,304,354 in 2004, or 221.6%. The increase in the cost or revenue is due primarily to a $3,650,698 increase in costs associated with BPO operations, including $3,672,604 from IMS, offset in part by reduced ISP costs of approximately $760,870. Cost of BPO production personnel contributed approximately $3,045,484 to the increase, as a result of the Company's expansion of its BPO business. The number of BPO production employees increased by approximately 1,260, to 1,325, from 65 at March 31, 2004. IMS accounted for an increase of 650 in the number of production employees.

Gross profit for the first quarter of 2005 was $4,885,893 compared with $3,571,794 in 2004, or an increase of 36.8%. BPO gross profit increased approximately $2,141,596, of which $1,484,394 was attributable to IMS. The gross profit margin for ISP decreased approximately $827,498 as a result of lower sales and fixed direct costs associated with the operations.

Operating expenses, exclusive of depreciation, and amortization of intangibles, were $7,838,039, or a 96.6% increase for the first quarter of 2005 compared with $3,986,291 in 2004. Compensation and employees benefits increased $1,771,559, to $3,426,329, or 107.1% for the first quarter of 2005, compared with $1,654,770, for the same period in 2004. This increase was primarily the result of an increase in the number of BPO sales, marketing and administrative employees, to 360 at March 31, 2005 from 60 in 2004. Occupancy, advertising and marketing, travel and professional fees were also higher during the first quarter of 2005. The increases in these costs are reflective of the Company's expansion of its BPO operations in the Philippines and its acquisition of three call centers in the U.S.

Depreciation and amortization expense for the first quarter of 2005 was $784,384 compared to $100,994 in 2004. This increase was due to depreciation of significant acquisitions of property and equipment related to the development of call centers in the Philippines in 2004 and 2005, and the acquisition of property and equipment on the IMS purchase.

Amortization of intangibles resulting from the valuation of IMS acquired assets and liabilities was $373,250 for the first quarter of 2005.

The increase in non-operating expenses, net, was due primarily to expenses associated with the issuance of equity and debt securities during the second half of 2004 and the first quarter of 2005. Amortization of debt discounts and costs associated with borrowings amounted to approximately $396,801 in 2005. Interest expense of $220,864 was recognized during the first quarter of 2005 compared to $219,804 in 2004. On February 28, 2005, the Company entered into an Amendment and Waiver agreement with a lender. As consideration for this agreement, the Company issued to the lender warrants to purchase 1,900,000 shares of the Company's common stock at an exercise price of $2.15 per share, exercisable at any time over a seven-year period. The fair value of these warrants were estimated to be approximately $1,060,065, or $0.56 per common share. This amount, net of $193,333 of previously accrued debt fees was recognized as expense during the March 2005 quarter.

Liquidity and Capital Resources

     Historical Cause of Liquidity Issues

Prior to the FTC proceeding in October 2003, the Company expected it would continue to meet its obligations arising from its existing ISP business through cash flow from operations but would require additional financing to fund its entry to the business outsourcing process and contact center business. As a result of the FTC proceeding the Company was deprived of substantial cash because of the asset freeze and escrow imposed by the FTC, and incurred substantial expenses and interruption of services to customers, and therefore of revenue. As a consequence the Company was unable to pay all of its expenses in the normal course of business. The Company was therefore compelled to take several measures including the reduction of personnel, temporary reduction of executive salaries, and postponement of most activity relating to its start-up of its BPO operations. The Company's liquidity problems have continued particularly as it determined to proceed with its contact center business. This direction required increased capital expenditures and operating expenses in excess of cash flow. In 2004 the Company received additional financing which enabled it to proceed with the implementation of its BPO operations. The Company has continued to proceed with the implementation of its call center business, in the belief that financing would be available and commitments have been made based on that belief. Since some obligations became due ahead of financing receipts the Company has experienced significant cash flow problems. Indebtedness aggregating approximately $20,036,000 was outstanding at March 31, 2005, excluding related party financing of $2,474,000. See Recent Events.

     CASH SOURCES AND USES

The primary sources of cash for the Company have been proceeds from the issuance of long-term debt and equity securities. The primary uses of cash have been working capital, and capital expenditures.

     Operations

The Company's cash and cash equivalents as of March 31, 2005 were $495,991 compared with $1,530,052 at December 31, 2004. The working capital deficit was approximately $14,708,801 as of March 31, 2005, compared with $8,033,988 at December 31, 2004, an 83.1% increase. During the first quarter of 2005 the Company used $522,485 of cash for operations compared with $312,312 used during the comparable period of 2004. The increase in negative cash flow from operations for 2005 was primarily the result of a $5,605,887 loss from operations compared with a loss of $859,555 in 2004, a change of $4,746,332. Increases in accounts receivable and accounts payable and accrued expenses of $892,358 and $2,925,058, respectively, as well as a decrease of approximately $518,664 in deferred revenue, partially offset the decline in cash resources during the quarter.

     INVESTING ACTIVITIES

Net cash used for investing activities during the first quarter of 2005 was $652,494 compared to $797,859 in 2004. This capital spending was the result of the continued development of the Company's contact center business in the Philippines and the acquisition of IMS.

     FINANCING ACTIVITIES

Net cash provided by financing activities for the first quarter of 2005 was $39,679 compared with a use of cash of $81,489 in 2004. During the first quarter of 2005 the Company sold to accredited investors, in a private placement, an additional $767,500 principal amount of 5% Joint Unsecured Subordinated Convertible Promissory Notes due May 2007 and repaid approximately $602,000 of notes and capital leases.

     Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt. In addition, the Company has not entered into any derivative contracts.

DISCUSSION OF CRITICAL ACCOUNTING POLICIES AND NEW ACCOUNTING PRONOUNCEMENTS
----------------------------------------------------------------------------

     Critical Accounting Policies

The Company has made a number of estimates and assumptions relating to the reporting of results of operations and financial position in the preparation of its financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ significantly from those estimates under different assumptions and conditions. The Company included in its Annual Report on Form 10-K for the year ended December 31, 2004 a discussion of the Company's most critical accounting policies, which are those that are most important to the portrayal of the Company's financial condition and results of operations and require management's most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

The Company has not made changes in any critical accounting policies during the first quarter of 2005. Any changes in critical accounting policies and estimates are discussed with the Audit Committee of the Board of Directors of the Company during the quarter in which a change is made.

     New Accounting Pronouncements

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment" (SFAS 123R), which requires all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value and to recognize cost over the vesting period. The adoption of SFAS 123R is not expected to have a significant effect on the Company's financial position or cash flows, but will impact its results of operations.

In April 2005, the SEC announced that companies may implement SFAS 123R at the beginning of their next fiscal year (instead of their next reporting period) starting after June 15, 2005 (or December 15, 2005 for small business issuers). This new rule moves the Company's implementation date for SFAS 123R to the first quarter of 2006. The SEC's new rule does not change the accounting required by Statement 123R; it changes only the dates for compliance.

 In March 2005, the SEC released SEC Staff Accounting Bulletin No. 107, "Share-Based Payment" (SAB 107). SAB 107 provides the SEC staff's position regarding the application of SFAS 123R, which contains interpretive guidance related to the interaction between SFAS 123R and certain SEC rules and regulations, and also provides the staff's views regarding the valuation of share-based payment arrangements for public companies. SAB 107 highlights the importance of disclosures made related to the accounting for share-based payment transactions. The Company is currently reviewing the effect of SAB 107, but it does not believe SAB 107 will have a material impact its financial position, results of operations or cash flows.

In March 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47"), which clarifies the term "conditional asset retirement obligations" as used in FASB Statement No. 143, "Accounting for Asset Retirement Obligations." FASB Statement No. 143 refers to an entity's legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. If an entity can reasonably estimate a liability for the fair value of a conditional asset retirement obligation, the entity is required to recognize the fair value of the liability when incurred. A company normally incurs this liability upon acquisition, construction, or development of the asset at issue. FIN 47 is effective for fiscal years ending after December 15, 2005. The Company is currently reviewing FIN 47, and at the current time it does not believe that FIN 47 will have a material impact on its financial position, results of operations or cash flows.

Forward-Looking Statements

This report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All forward-looking statements which may be contained in this Quarterly Report on Form 10-Q, are made as of the date that such statements are originally published or made, and the Company undertakes no obligation to update any such forward-looking statements. No undue reliance should be placed on forward-looking statements, which reflect management's opinions only as of the date made. Forward-looking statements are made in reliance upon the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and the Private Securities Litigation Reform Act of 1995.

Such forward looking statements are subject to various known and unknown risks and uncertainties, as well as assumptions that, if they do not materialize or prove correct, could cause the Company's results to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including, but not limited to, statements: of the Company's plans, strategies and objectives for future operations; concerning new products, services or developments; regarding future economic conditions, performance or outlook, including statements relating to the outcome of contingencies; as to the value of Company contract awards and programs; of expected cash flows or capital expenditures; of belief or expectation; and of assumptions underlying any of the foregoing. Forward-looking statements may be identified by their use of forward-looking terminology, such as "believes," "expects," "may," "should," "would," "will," "intends," "plans," "estimates," "anticipates" or similar words. The Company's consolidated results and the forward-looking statements could be affected by many factors, including:

    o the ability to achieve growth in markets that are highly competitive where the Company may be unable to compete with businesses that have greater resources;

    o  the ability to raise capital, when needed;

    o participation in markets that are often subject to uncertain economic conditions, which makes it difficult to estimate growth in the Company's markets and, as a result, future income and expenditures;

    o the consequences of future geo-political events, which may affect adversely the markets in which the Company operates, its ability to insure against risks, to protect its operations and profitability;

    o strategic acquisitions and the risks and uncertainties related thereto, including the Company's ability to manage and integrate acquired businesses and

    o  customer credit risk;


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is exposed to certain market risks that arise in the ordinary course of business. A discussion of the Company's primary market risk exposure and interest rate risk is presented below.

Interest Rate Sensitivity - At March 31, 2005, the Company had cash, cash equivalents totaling $495,991. These amounts were invested primarily in money market funds. The unrestricted cash and cash equivalents are held for working capital requirements, general corporate purposes and potential acquisition of assets. The Company does not enter into financial instrument transactions for trading or speculative purposes. Some of the Company's borrowings are through floating rate debt, subject to changes in the prime rate. Accordingly, the Company's interest expense will increase with any future increase in prime rates. The Company however, believes that it has no material exposure to changes in interest rates.

Effect of Changing Prices - The principal effect of inflation on the Company's operating results is to increase costs. The Philippines has historically experienced periods of high inflation but the inflation rate has been below 10% since 1999 and we anticipate that this trend will continue in 2005. The high inflation rates experienced in the Philippines have historically been offset the deflationary force on wages due to the fast growing population, high unemployment rate and high number of college graduates entering a market that can not absorb them. A reversal of this trend could result in increased costs that could harm the Company's operating results. However, subject to normal competitive market conditions, the Company believes it has the ability to raise selling prices to offset cost increases over time. In recent years the general rate of inflation has not had a significant adverse impact on the Company.

Foreign Currency Exchange Risk - The Company's results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Philippine peso. The Company generates expenses in the Philippines, primarily in Philippine pesos and derives all of its revenues in U.S. dollars. An increase in the value of the U.S. dollar relative to the Philippine peso would reduce the expenses associated with the Company's Philippine operations, and conversely a decrease in the relative value of the U.S. dollar would increase the cost associated with these operations. Expenses relating to the Company's operations outside the United States have increased since March 31, 2004 due to increased costs associated with higher revenue generation and customer management services partially offset by the increase in the value of the U.S. dollar relative to the Philippine peso. The Company funds its Philippine operations through U.S. dollar denominated accounts held in the Philippines. Payments for employee-related costs, facilities management, other operational expenses and capital expenditures are converted into Philippine pesos on an as-needed basis. To date, the Company has not entered into any hedging contracts. Historically, the Company have benefited from the ongoing decline in the Philippine peso against the U.S. dollar.


ITEM 4. CONTROLS AND PROCEDURES.

a. Evaluation of disclosure controls and procedures:

The Company maintains "disclosure controls and procedures," as such term is as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the Exchange
Act) pursuant to Rule 13a-15 of the Exchange Act that are designed to ensure that information required to be disclosed in reports that are filed or submitted under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified by the SEC rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosure.

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

In designing internal control over financial reporting and evaluating the Company's disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can provide only reasonable assurance of achieving their control objectives, and management is required to use its judgment in evaluating the cost-benefit relationship of possible controls and procedures Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As required by Rule 13a-15(e) of the Exchange Act, as of the end of the March 31, 2005 quarter, management of the Company carried out an evaluation, with the participation of the Company's CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Company's CEO and CFO concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company's disclosure controls and procedures are adequate and effective, at a reasonable assurance level.

b. Changes in Internal Control over Financial Reporting

The Company is currently reviewing its internal control over financial reporting as part of its on going efforts to ensure compliance with the requirements of
Section 404 of the Sarbanes-Oxley Act of 2002. In addition, the Company routinely reviews its system of internal control over financial reporting to identify potential changes to its processes and systems that may improve controls and increase efficiency, while ensuring that it maintains an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating the activities of acquired business units, formalizing policies and procedures, improving segregation of duties, and adding additional monitoring controls. In addition, when the Company acquires new businesses, it incorporates its controls and procedures into the acquired business as part of the Company's integration activities. There have been no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in the Company's internal control over financial reporting during the quarter ended March 31, 2005, that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

All the Company's current significant legal proceedings arise out of its ISP business. While the results of these proceedings cannot be predicted with certainty, management believes that the final outcome of these proceedings and their settlement will not have a material adverse effect on the Company's consolidated financial statements, results of operations or cash flows, as the Company no longer actively markets its ISP business and the Company believes it is in substantial compliance with the law.

The Dixon Aviation action disclosed in Item 3, Legal Proceedings on the Company's Annual Report on Form 10-K for the year ended December 31, 2004 has been settled in return for a cash payment of $5,000.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 28, 2005, the Company issued 550,290 shares of common stock pursuant to its acquisition of IMS in January 2005. As part of the acquisition of IMS, the Company guaranteed an agreement for approximately $770,000 due an IMS shareholder for commissions, and issued shares of common stock as payment for $385,000 of the amount guaranteed. All of these securities were issued pursuant to Section 4 (2) of the Securities Act of 1933, as amended, as securities sold by an issuer in a transaction "not involving any public offering". This transaction was privately negotiated with accredited investors only and did not involve any general solicitation or advertising. The valuation assigned to the common stock was based on the average volume and price of the Company's stock for the month of November 2004, as provided in the acquisition agreement.

Also refer to Form 8-K filed with the Securities and Exchange Commission on May 5, 2005, which is incorporated herein by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

As reported on the Company's Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission on April 15, 2005, the Company held a Special Meeting for 2004 (in lieu of an Annual Meeting) on February 15, 2005. The following matters were voted upon, with the following results:

Election of Directors: The nominees listed below were elected directors for a one-year term or until their successors are elected and qualified, with the respective votes set forth opposite their names

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

Ratification of Amendment to Stock Option Plan: The shareholders ratified an amendment to the Company's 2001 Stock Option Plan to change the number of shares subject to the Plan from 4,000,000 shares of the Company's common stock to 6,000,000 shares by the following vote:

                                    For            Against            Abstain
                                    ---            -------            -------
                                 6,406,000            0                  0

There were no other matters submitted to a vote of security holders during the quarter ended March 31, 2005.

ITEM 5. OTHER INFORMATION

During the three months ended March 31, 2005, the Company filed with the Securities and Exchange Commission Current Reports on Form 8-K on January 13 and March 23, 2005.

ITEM 6. EXHIBITS

(a) Exhibits:


The following exhibits are filed herewith:

EXHIBIT NO.       DESCRIPTION OF DOCUMENT

10.15             Epixtar Corp. Restricted Stock Agreement

10.16             Voxx Corporation 2005 Stock Incentive Plan

10.16(a)          Voxx Corporation 2005 Stock Incentive Plan - Form of Stock Option Agreement

10.17             Collateral Promissory Note

11                Statement re Computation of Per Share Earnings is incorporated by reference to Part I., Item 1.
                  Financial Statements, Note 8, Earnings (Loss) Per Share.

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

                                              EPIXTAR CORP.
                                              (Registrant)



Dated:                                     By:    /s/ Ilene Kaminsky
May 20, 2005                                      ----------------------------
                                                  Ilene Kaminsky
                                                  Chief Executive Officer

Dated:                                     By:    /s/ Irving Greenman
May 20 2005                                       Irving Greenman,
                                                  ----------------------------
                                                  Chief Financial Officer
                                                  and Chief Accounting Officer

                                    EXHIBITS

                                TABLE OF CONTENTS


EXHIBIT NO.        DESCRIPTION OF DOCUMENT
-----------        -----------------------
      10.15        Epixtar Corp. Restricted Stock Agreement
      10.16        Voxx Corporation 2005 Stock Incentive Plan
      10.16(a)     Voxx Corporation 2005 Stock Incentive Plan - Form of Stock Option Agreement
      10.17        Collateral Promissory Note
      31.1         Certification of Chief Executive Officer
      31.2         Certification of Chief Financial Officer
      32.1         Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted
                   Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
      32.2         Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted
                   Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
