Form 10-Q
period 2005-06-30
EPIXTAR CORP
filed 2005-08-22
CIK 1099730

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           (Mark One)
              |X| QUARTERLY REPORT PURSUANT TO SECTION L3 OR L5(D)
                     OF THE SECURITIES EXCHANGE ACT OF L934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005
                                       or
              |_|TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the transition period from________ to_______

                        COMMISSION FILE NUMBER 011-15489

                                  EPIXTAR CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             FLORIDA                                       65-0722193
----------------------------------------     -----------------------------------
  (State or other jurisdiction                       (I.R.S. Employer
of incorporation or organization)                    Identification No.)

  11900 BISCAYNE BOULEVARD, SUITE 700
         MIAMI, FLORIDA                                     33181
----------------------------------------     -----------------------------------
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

The number of shares of the registrant's common stock, $0.001 par value, outstanding as of August 15, 2005, was 12,344,066 shares.

                                  EPIXTAR CORP.


                                    FORM 10-Q


                       FOR THE QUARTER ENDED JUNE 30, 2005

                                TABLE OF CONTENTS



PART I. FINANCIAL INFORMATION (UNAUDITED)                                                                        PAGE

        Item 1.  Financial Statements
                 Consolidated Balance Sheets                                                                        3
                 Consolidated Statements of Operations                                                              4
                 Consolidated Statements of Cash Flows                                                              5
                 Notes to Consolidated Financial Statements                                                    7 - 21

        Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations         22 - 31

        Item 3. Quantitative and Qualitative Disclosures About Market Risk                                         32

        Item 4.  Controls and Procedures                                                                           32

PART II. OTHER INFORMATION

        Item 1. Legal Proceedings                                                                                  34

        Item 2. Unregistered Sales of Equity Securities and Use of Proceeds                                        34

        Item 5. Other Information                                                                                  34

        Item 6. Exhibits                                                                                           34

        Signatures                                                                                                 36

        Exhibits Index                                                                                             37



ITEM 1. FINANCIAL STATEMENTS
EPIXTAR CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                                 June 30,             December 31,
                                                                                   2005                   2004
                                                                          -----------------------    ----------------
                                                                               (Unaudited)
                                 ASSETS
Current Assets:
     Cash and cash equivalents (includes amounts held in escrow
     of $1,357,200 at June 30, 2005 and $1,110,000 at December 31, 2004)          $    1,437,065        $  1,530,052
     Restricted cash                                                                     175,000             175,000
     Accounts receivable, net                                                          5,383,510           4,454,152
     Deferred loan costs, current portion                                                623,452             423,777
     Prepaid expenses and other current assets                                           670,128             201,045
     Deferred billing costs                                                               68,465              70,454
                                                                                  --------------       -------------
           Total current assets
                                                                                       8,357,620           6,854,480

     Property and Equipment, net                                                       7,267,995           5,103,409
     Other Assets:
        Note receivable                                                                       --             900,000
        Goodwill                                                                       4,275,987           3,360,272
        Intangibles                                                                    5,348,500                   -
        Deferred loan costs, net of current portion                                      784,958             540,886
        Deposits and other                                                             4,341,461           1,289,668
                                                                                  --------------       -------------
           Total other assets                                                         14,750,906           6,090,826
                                                                                  --------------       -------------
           Total assets                                                           $   30,376,521       $  18,048,715
                                                                                  ==============       =============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
     Accounts payable                                                             $    4,279,173        $  2,666,713
     Accounts payable, related party                                                   2,125,000             975,000
     Deferred revenue                                                                    617,455             722,328
     Accrued expenses and other liabilities                                            5,199,765           1,277,565
     Accrued interest                                                                    661,155             460,104
     Current portion of debt and capital leases                                       21,868,571           6,312,758
     Note payable, stockholder                                                         2,474,000           2,474,000
                                                                                  --------------       -------------
         Total current liabilities                                                    37,225,119          14,888,468
Long-Term Liabilities:
     Debt and capital leases, net of current portion                                   1,933,605           3,893,470
                                                                                  --------------       -------------
Total  liabilities                                                                    39,158,724          18,781,938
                                                                                  --------------       -------------
Commitments and Contingencies
                                                                                               -                   -
Stockholders' Deficiency:
     Convertible preferred stock, $.001 par value;
        10,000,000 shares authorized; 14,500 and 16,500 shares issued and outstanding (liquidation preference of $2,900,000 and
        $3,300,000)                                                                           15                  17
     Common stock, $.001 par value, 50,000,000 shares authorized;
        12,271,643 and 11,544,219 shares issued and outstanding                           12,272              11,544
     Additional paid-in capital                                                       26,512,398          22,114,353
     Accumulated deficit                                                            (35,267,003)        (22,838,853)
     Accumulated other comprehensive loss                                               (39,885)            (20,284)
                                                                                  --------------       -------------
           Total stockholders' deficiency                                            (8,782,203)           (733,223)
                                                                                  --------------       -------------
           Total liabilities and stockholders' deficiency                         $   30,376,521       $  18,048,715
                                                                                  ==============       =============


See Notes to Consolidated Financial Statements.

EPIXTAR CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                      Three Months Ended June 30,            Six Months Ended June 30,
                                                        2005               2004               2005               2004
                                                    ------------       ------------       ------------       -----------
Revenues                                            $  9,099,332       $  4,287,336       $ 18,179,406       $  9,163,484
                                                    ------------       ------------       ------------       ------------
Cost of production employees                           4,056,688            259,577          7,307,189            429,864
Billing costs                                            291,587            705,385            568,403          1,641,744
Other costs of revenue                                 1,439,242            268,114          2,106,106            465,822
                                                    ------------       ------------       ------------       ------------
     Total costs of revenue                            5,787,517          1,233,076          9,981,698          2,537,430
                                                    ------------       ------------       ------------       ------------
Gross profit                                           3,311,815          3,054,260          8,197,708          6,626,054
                                                    ------------       ------------       ------------       ------------
Expenses:
     Compensation and benefits                         4,016,492          1,950,638          7,442,821          3,605,408
     Other selling, general and administrative         2,108,665          1,532,152          5,207,474          3,101,759
     Consulting fees and reimbursements -
     related party                                     2,001,250            675,000          3,126,250          1,350,000
     Provision for doubtful accounts                     (25,866)           206,765            162,034            293,678
     Depreciation and amortization                       637,768            270,670          1,422,153            371,664
     Amortization of intangible assets                   373,250               --              746,500               --
                                                    ------------       ------------       ------------       ------------
     Total operating expenses                          9,111,559          4,635,225         18,107,232          8,722,509
                                                    ------------       ------------       ------------       ------------
Loss from operations                                  (5,799,744)        (1,580,965)        (9,909,524)        (2,096,455)

Other Income (Expense):
     Other income (expense)                              (12,319)            (5,502)            29,593            (14,328)
     Gain on extinguishment of debt                       56,267            281,250             56,267            281,250
     Factoring fees on accounts receivable               (96,479)          (251,652)          (150,103)          (371,003)
     Interest expense                                   (341,455)          (264,940)          (562,319)          (480,827)
     Amortization, debt discounts                       (196,586)          (356,226)          (334,749)          (356,226)
     Amortization, cost of borrowings                   (145,150)          (234,814)          (290,303)          (234,814)
     Amortization of beneficial conversion
     feature of convertible debt                         (14,587)        (1,248,975)           (28,071)        (1,248,975)
     Warrants issued in lieu of finance
     charges                                            (303,073)               --          (1,169,805)                --
     Other finance charges                                  --               (1,971)          (100,000)            (1,971)
                                                    ------------       ------------       ------------       ------------
Other income (expense), net                           (1,053,382)        (2,082,830)        (2,549,490)        (2,426,894)
                                                    ------------       ------------       ------------       ------------
Loss before income taxes                              (6,853,126)        (3,663,795)       (12,459,014)        (4,523,349)
Provision for income taxes                                  --                 --                 --                 --
Net loss                                            $ (6,853,126)      $ (3,663,795)      $(12,459,014)      $ (4,523,349)
Cumulative dividends on preferred stock                  (38,795)           (44,020)           (85,813)           (88,040)
                                                    ------------       ------------       ------------       ------------
Loss Assignable  to Common Stockholders             $ (6,891,921)      $ (3,707,815)      $(12,544,829)      $ (4,611,359)
                                                    ============       ============       ============       ============
Loss per common share:
     Basic and Dilutive                             $      (0.56)      $      (0.34)      $      (1.05)      $      (0.43)
                                                    ============       ============       ============       ============


See Notes to Consolidated Financial Statements.

EPIXTAR CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                         Six Months Ended June 30,
                                                                          2005               2004
                                                                      ------------       ------------
OPERATING ACTIVITIES:
Net loss                                                              $(12,459,014)        (4,523,349)
Adjustments to reconcile net loss to net cash
   and cash equivalents used in operating
   activities:
     Depreciation and amortization                                       1,422,153            371,664
     Provision for doubtful accounts                                       162,034            293,678
     Stock-based compensation                                            1,086,800            159,375
     Warrants issued in lieu of finance charges                          1,169,805               --
     Amortization of beneficial conversion feature                          28,071          1,605,201
     Amortization of discount on convertible debt                          334,749            249,996
     Amortization of cost of borrowings                                    290,303            234,815
     Amortization of discount on stockholder loan                             --               52,325
     Amortization of intangible assets                                     746,500               --
     Gain on extinguishment of debt                                        (56,267)          (281,250)
   Changes in assets and liabilities:
     (Increase) decrease in:
        Accounts receivable                                                 72,818            298,415
        Prepaid expenses and other                                        (450,299)           (53,931)
        Deferred billing costs                                               1,989            132,786
        Deposits and other                                                  59,654            (70,604)
     Increase (decrease) in:
        Accounts payable, accrued expenses and other liabilities         2,631,690         (1,487,574)
        Accounts payable - related party                                 1,148,008            975,000
        Accrued interest payable                                           201,051               --
        Deferred revenues                                                 (104,872)          (411,465)
                                                                      ------------       ------------
           Net cash and cash equivalents used in
              operating activities                                      (3,714,827)        (2,454,918)
                                                                      ------------       ------------
INVESTING ACTIVITIES:
Cash paid for acquisition of IMS                                           (50,000)              --
Cash paid for acquisition of property and equipment                       (622,164)        (1,917,824)
                                                                      ------------       ------------
           Net cash and cash equivalents used in
              investing activities                                        (672,164)        (1,917,824)
                                                                      ------------       ------------
FINANCING ACTIVITIES:
Proceeds from the issuance of debt, net of loan costs                    7,033,450          6,671,500
Repayment of notes payable and capital lease obligations                (2,719,845)        (1,105,298)
                                                                      ------------       ------------
           Net cash and cash equivalents provided by
              financing activities                                       4,313,605          5,566,202
                                                                      ------------       ------------
Net effect of exchange rates on cash                                       (19,601)           (23,190)
                                                                      ------------       ------------
Net (Decrease) Increase in Cash and Cash Equivalents                       (92,987)         1,170,270
Cash and Cash Equivalents, beginning of period                           1,530,052          1,342,186
                                                                      ------------       ------------
Cash and Cash Equivalents, ending of period                           $  1,437,065       $  2,512,456
                                                                      ============       ============
                                                                                              (Cont.)

EPIXTAR CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


(Cont.)

                                                                         Six Months Ended June 30,
                                                                            2005            2004
                                                                         ----------      ----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income Tax Paid                                                          $     --        $     --
                                                                         ==========      ==========
Interest Paid                                                            $  361,268      $  111,570
                                                                         ==========      ==========
Non Cash Transactions
   Issuance of 550,290 shares of common stock as part of guaranteed
   agreement related to the Company's acquistion of IMS                  $  385,000      $     --
   Conversion of 2,050 shares of preferred stock into
   249,557 shares of common stock                                           265,000            --
   Purchase commitment of equipment secured by promissory note            3,070,000            --
   Equipment purchased under capital leases                                 247,832         339,476

See Notes to Consolidated Financial Statements.

EPIXTAR CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED JUNE 30, 2005 AND 2004 (UNAUDITED)


NOTE 1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Epixtar Corp. (Epixtar) was incorporated in Florida in June 1994 and was previously known as Global Asset Holdings, Inc. (Global). Epixtar and its subsidiaries are collectively known as the "Company".

Epixtar, through its subsidiaries, operates primarily in two lines of business: business process outsourcing and contact center services (BPO) and internet service provider services (ISP).

SIGNIFICANT ACCOUNTING POLICIES


         Basis of Consolidation

The Company's basis of consolidation is to include in the consolidated financial statements all of the accounts of its wholly-owned subsidiaries and those of its more-than-50%-owned subsidiaries. All significant intercompany transactions and account balances have been eliminated.

         Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company as of and for the periods ended June 30, 2005 and 2004 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and changes in cash flows in accordance with accounting principles generally accepted in the United States of America.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2004, filed with the SEC on April 15, 2004. Operating results for the three and six months ended June 30, 2005, are not necessarily indicative of the results expected for the year ending December 31, 2005. See Note 2.

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

                                                          Three Months Ended               Six Months Ended
                                                     ---------------------------     -----------------------------
                                                       June 30,        June 30,        June 30,          June 30,
                                                         2005            2004            2005              2004
                                                     -----------     -----------     -------------     -----------
Net loss assignable to common shareholders           $(6,891,921)    $(3,707,815)    $(12,544,829)     $(4,611,389)
Deduct: Total stock-based compensation expense
determined  under fair value based method for
all awards, net of related tax effects                  (536,218)       (969,788)      (1,313,305)      (1,928,003)
                                                     -----------     -----------     ------------      -----------
Pro forma net loss                                   $(7,428,139)    $(4,677,603)    $(13,858,134)     $(6,539,392)
                                                     ===========     ===========     ============      ===========

Loss per share:
  Basic and Diluted
    As reported                                      $     (0.56)    $     (0.34)    $      (1.05)     $     (0.43)
                                                     ===========     ===========     ============      ===========
    Pro forma                                        $     (0.61)    $     (0.43)    $      (1.16)     $     (0.61)
                                                     ===========     ===========     ============      ===========

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment" (SFAS 123R), which requires all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value and to recognize cost over the vesting period. In April 2005, the SEC announced that companies may implement SFAS 123R at the beginning of their next fiscal year starting after June 15, 2005 (or December 15, 2005 for small business issuers). This new rule moves the Company's implementation date for SFAS 123R to the first quarter of 2006.

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

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections" (SFAS No. 154), which is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS 154 replaces APB Opinion No. 20, "Accounting Changes," and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements," and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to do so, in which case other alternatives are required. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, or for the Company's fiscal 2006. The Company is evaluating the effect that the adoption of SFAS No. 154 will have on its results of operations and financial position, but does not believe it will have a material impact.

In April 2005, the SEC announced that companies may implement SFAS 123R at the beginning of their next fiscal year. In March 2005, the SEC released SEC Staff Accounting Bulletin No. 107, "Share-Based Payment" (SAB 107). SAB 107 provides the SEC staff's position regarding the application of SFAS 123R, which contains interpretive guidance related to the interaction between SFAS 123R and certain SEC rules and regulations, and also provides the staff's views regarding the valuation of share-based payment arrangements for public companies. SAB 107 highlights the importance of disclosures made related to the accounting for share-based payment transactions. The Company is currently reviewing the effect of SAB 107, but it does not believe SAB 107 will have a material impact on its financial position, results of operations or cash flows.

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


NOTE 2. GOING CONCERN CONSIDERATIONS

At June 30, 2005, the Company reflected stockholders' deficiency of approximately $8,782,203 as a result of net losses in each period of operation except calendar year 2003. The Company had negative cash flows from operations for the six months ended June 30, 2005 and 2004. The Company reported net losses of $6,853,126 and $12,459,014 during the three and the six months ended June
30, 2005, respectively, compared with $3,663,795 and $4,523,349 during the same periods in 2004, respectively. The Company continues to experience certain liquidity issues primarily as a result of the Company's costs associated with the execution of its BPO operations business plan. All these factors raise significant concern about the Company's ability to continue as a going concern.

The Company has taken several steps since April 2005 to ensure that it addresses and resolves its liquidity problems in order to continue with the planned expansion of its business outsourcing and call center segment as well as to retain its ISP customers. Since April 2005, management has (1) taken cost cutting procedures including a reduction in staff, (2) obtained additional debt financing, and (3) entered into a consulting agreement with a firm that specializes in companies with liquidity problems. The consulting company has been engaged to help develop a plan that is intended to bring the Company to a cash break-even level within the next three months. See Notes 5 and 11.

The realization of assets and satisfaction of liabilities in the normal course of business is dependent upon the Company generating additional operating capital through debt and equity financing, and ultimately reaching profitable operations. No assurances can be given that the Company will be successful in these activities. Should any of these events not occur, the Company's financial condition and results of operations would be materially adversely affected. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


NOTE 3.  ACQUISITION

In November 2004, the Company entered into an agreement to purchase all of the outstanding common shares of Innovative Marketing Strategies, Inc. (IMS), a privately-held Florida corporation with six years experience providing business process outsourcing and contact center services to the financial services market. IMS customers include banks, credit card companies and mortgage companies. These services are delivered from three call center facilities located in the U.S. and one facility located in the Philippines. Select operational functions are conducted from its network operations center (NOC) in North Carolina.

In July 2004, the Company had advanced IMS $600,000 and advanced an additional $300,000 in November 2004. On January 3, 2005, the Company completed the purchase of all of the outstanding common shares of IMS. This acquisition has been accounted for under the purchase method of accounting and accordingly, the results of operations of IMS have been included in the Company's consolidated financial statements since the date of acquisition. IMS is a wholly-owned subsidiary of Voxx Corporation, a majority-owned subsidiary of the Company, and is being operated within its BPO business segment. The purchase price of approximately $6.5 million, excluding net liabilities assumed of approximately $1.1 million, is calculated as follows:

Cash consideration paid                                         $1,017,000
Non-interest bearing Collateral Promissory Note,
  payable over 24 months                                         5,105,000
Acquisition costs                                                  375,000
                                                                ----------
                                                                $6,497,000
                                                                ==========

As part of the acquisition of IMS, the Company issued on January 3, 2005, a $5,104,594 non-interest bearing Collateral Promissory Note payable to the IMS shareholders over two years. At June 30, 2005, the principal amount of the note was $4,593,828. On August 4, 2005, this Note was restructured. See Note 11.

The amount of consideration to the former shareholders of IMS amounted to $6,121,884, including $50,000 paid at closing. The purchase price allocation of the IMS acquisition resulted in goodwill of approximately $1.0 million and identifiable intangible assets of $6.1 million. The identifiable intangible assets include customer relationships of approximately $4.0 million, non-compete contracts of approximately $1.7 million and value of call center locations of approximately $375,000 and these are being amortized on a straight-line basis over 5, 3 and 3 years, respectively.

The IMS balance sheet as of acquisition date, January 3, 2005, is as follows:


ASSETS
Accounts Receivable - Net                                      $ 1,164,000
Prepaid Expenses and Other Current Assets                           68,000
                                                               -----------
Total current assets                                             1,232,000
Property and Equipment - Net                                     2,401,000
Goodwill                                                           915,000
Intangible Assets                                                6,095,000
Other Assets                                                        42,000
                                                               -----------
   Total Assets                                                $10,685,000
                                                               ===========

LIABILITIES
Accounts Payable                                               $ 2,025,000
Accrued Expenses and Other Liabilities                           1,385,000
Amounts due Epixtar and Voxx                                     1,050,000
Debt - Current                                                   3,278,000
                                                               -----------
Total current liabilities                                        7,738,000
Debt - Long Term                                                 2,947,000
                                                               -----------
TOTAL LIABILITIES                                              $10,685,000
                                                               ===========

Pro Forma Results


The following summary, prepared on a pro forma basis, presents unaudited consolidated results of operations as if IMS had been acquired as of January 1, 2004, after including the impact of adjustments such as amortization of intangibles. This pro forma presentation does not include any impact of acquisition synergies.

                                                Three Months Ended    Six Months Ended
                                                  June 30, 2004         June 30, 2004
                                                ------------------    ----------------
Revenue - as reported                              $ 4,287,336          $ 9,163,484
Revenue- pro forma                                 $ 8,441,878          $17,888,216

Net loss - as reported                             $(3,663,794)         $(4,523,349)
Net loss - pro forma                               $(4,477,100)         $(6,251,233)

Net income (loss) per diluted
  common share - as reported                       $     (0.34)         $     (0.43)
Net income (loss) per diluted
  common share - pro forma                         $     (0.39)         $     (0.56)

The pro forma results are not necessarily indicative of the Company's results of operations had it owned IMS during the entire period presented.


NOTE 4.   ACCOUNTS RECEIVABLE

Accounts receivable, net, amounted to $5,383,510 and $4,454,152 at June 30, 2005 and December 31, 2004, respectively. At June 30, 2005, $1,215,696 of the accounts receivable relates to Epixtar Marketing Corp., formerly IMS.

The Company's accounts receivables serve as collateral for certain debt of the Company (see Note 5).

NOTE 5.  DEBT AND CAPITAL LEASES

At June 30, 2005 and December 31, 2004, debt and capital leases consisted of the following:

                                                                                   June 30,       December 31,
                                                                                     2005             2004
                                                                                 -----------      -----------
Non-interest bearing collateral promissory note due January 2007,
payable in monthly installments, net of unamortized discount of $229,249          $4,364,579      $     --
7% secured convertible notes due  on demand, secured by accounts
receivable                                                                           450,000         450,000
6% Notes due on demand, secured by equipment                                         500,000         500,000
8% unsecured  convertible promissory notes, due April 2005, net of
unamortized discount of $46,631                                                         --           953,369
Secured convertible term note due May 2007, payable in monthly installments of $ 90,909, commencing October 2004, bearing annual interest at 2.5% over prime, not to exceed 8%, collateralized by the
assets of the Company, net of unamortized discount of $432,799  and $546,860       3,839,928       4,271,322
Secured convertible term note due April 2008, payable in monthly installments commencing November 2005, bearing annual interest at 2%
over prime, collateralized by the  assets of the Company, net of
unamortized discount of $1,485,937                                                 5,514,063            --
5% unsecured joint and several subordinated convertible promissory
notes, due May 2007, net of unamortized discount of $100,984 and $111,899          3,614,016       2,835,601

                                                                              June 30,        December 31,
Debt and Capital Leases, Continued                                              2005            2004
----------------------------------                                          -----------      -----------
Non-interest bearing note payable, due June 2006, payable in monthly
installments                                                                    127,487          127,487
Non-interest bearing promissory note, due September 2005, payable in
monthly installments                                                            323,893          404,762
Non-interest bearing assumption of equipment financing on acquisition
of call center, payable through 2005                                            137,987          158,301
11.9% promissory notes due August  2007, secured by automobiles,
payable in monthly installments                                                  64,773           77,738
Non-interest bearing  note pursuant to asset purchase agreement,
payable on demand                                                                88,692           88,692
11% equipment financing agreement, with maturities from September 2005
through March 2006                                                              116,182          124,248
Notes assumed from IMS acquisition:
10% Note due August 2009, payable in monthly installments                       271,203             --
Non-interest bearing Promissory Note,  payable over 18 months, secured
by certain equipment                                                          3,423,000             --
Non-interest bearing equipment financing due March 2006, payable in
monthly installments                                                            206,715             --
Equipment financing Note due March 2007, bearing annual interest at
3.25% over prime                                                                 28,206             --
4% West Virginia Economic Development Note due  April 2008, secured by
certain assets, as defined in security agreement                                187,004             --
5% Ohio Valley Industrial and Business Development Note due  January
2013, secured by certain assets, as defined in security agreement               137,247             --
Non-interest bearing promissory note from the Kansas Department of
Commerce & Housing due May 2005, forgiven if defined job creation
requirements are met                                                             65,702             --
Capitals leases, at interest rates ranging from 9.0% to 11%  in 2004
and 7% to 14% in 2003                                                           341,499          214,708
                                                                            -----------      -----------
                                                                             23,802,176       10,206,228
Less current portion                                                         21,868,571        6,312,758
                                                                            -----------      -----------
                                                                            $ 1,933,605      $ 3,893,470
                                                                            ===========      ===========

On January 3, 2005, the Company completed its purchase of all of the outstanding common shares of IMS. As part of the acquisition, the Company issued a $5,104,594 non-interest bearing Collateral Promissory Note payable to the IMS shareholders. This note is payable monthly over two years. At June 30, 2005, the note amounted to $4,364,579, net of unamortized discount of $229,249. On August 4, 2005, this Note was restructured. See Note 11.

In December 2003, the Company issued 7% Secured Convertible Notes in the amount of $500,000 to accredited investors. During 2004, $50,000 was repaid and the remaining notes amounting to $450,000, matured in December 2004. In October 2004, in connection with the purchase of equipment related to the contact center business, the Company issued 6% Notes maturing in December 2004, in the amount of $500,000 to the same accredited investors. The Company obtained from these lenders extensions to the 7% Secured Convertible Notes and the 6% Notes through April 29, 2005. As consideration for the extension, on April 22, 2005, a related party to the Company transferred to the lender detachable warrants it held to purchase 200,000 shares of the Company's common stock for $0.50 per share, exercisable at any time over a five year period from the date of issuance. Using the Black-Scholes model the Company estimated the fair value of the 200,000 warrants and allocated $173,314, or $0.87 per common share to the warrants, which was recognized as expense on the accompanying Consolidated Statement of Operations for the six months ended June 30, 2005. Additionally, as part of the extension, the Company issued 145,000 shares of common stock, in Voxx, a majority-owned subsidiary of the Company for no additional consideration. The Company estimated the fair value of the 145,000 Voxx shares at $88,530, or $0.61 per common share which was expensed during the three months ended June 20, 2005. The extension to the Notes matured on April 29, 2005, and the Company is currently negotiating with the lenders to obtain another extension of the maturity date. To the extent the Company is unsuccessful in any such negotiations and/or the Company otherwise defaults on the terms of this or any of its other long term debt, the result of such default, if not cured in accordance with any applicable grace period, will be to accelerate the due date of all of the Company's other long term indebtedness with the result that all such debt will become immediately due and payable.

In May 2004, the Company issued 8% Unsecured Convertible Promissory Notes in the amount of $1,000,000 to accredited investors. As part of the issuance of the convertible notes, the Company issued detachable warrants to purchase 132,722 shares of the Company's common stock exercisable at any time over a five year period from the date of issuance. As of June 30, 2005 these warrants were exercisable at $1.58 per share. At December 31, 2004, these notes amounted to $953,369, net of unamortized discount of $46,631, resulting from the issuance of the warrants. On April 29, 2005, the Company repaid these notes, including interest of $82,789.

On May 14, 2004, the Company issued a Secured Convertible Term Note in the amount of $5,000,000 at 2.5% over prime (not to exceed 8%) to an accredited institutional investor. As part of the convertible term note, the Company issued detachable warrants to purchase 492,827 shares of the Company's common stock exercisable at any time over a seven-year period from the date of issuance. As a result of financing facility entered into with Laurus Master Fund, Ltd and affiliates of Laidlaw & Company (UK) Ltd., on April 29, 2005 these warrants are now exercisable at $1.00 per share. In connection with the issuance of the convertible term note, the Company entered in to a registration rights agreement with the lender. Under the terms of the agreement, the Company was required to pay the lender $100,000 for each 30 day period after 120 days from the original issuance of the note if a registration statement filed with the Securities and Exchange Commission (SEC) covering the common stock underlying the convertible term note and detachable warrants was not declared effective (Liquidated Damages). Additionally, in accordance with the terms of the agreement, at December 31, 2004, approximately $1,110,000 of the principal amount of the note was held in a restricted account to be released upon the effectiveness of a registration statement filed with the SEC. On February 28, 2005, the Company entered into an Amendment and Waiver agreement with the lender, resulting in the waiver of the Liquidated Damages under the agreement and the authorization to release the $1,110,000 held in the restricted account at December 31, 2004. As consideration for the waiver, the Company issued to the lender warrants to purchase 1,900,000 shares of the Company's common stock at an exercise price of $2.15 per share, exercisable at any time over a seven-year period. In connection with the the warrants became exercisable at $1.00 per share. Using the Black-Scholes model the Company estimated the fair value of the 1,900,000 warrants and allocated $1,101,049, or $0.58 per common share to the warrants. This amount, net of $193,333 of previously accrued Liquidated Damages was recognized as expense on the accompanying Consolidated Statement of Operations for the six months ended June 30, 2005. At June 30, 2005 and December 31, 2004, these notes amounted to $3,839,928 and $4,271,322, respectively, net of unamortized discount of $432,799 and $546,860, respectively, resulting from the issuance of warrants. Because of default provisions contained in the agreement, the entire principal balance as of June 30, 2005 is classified as current in the accompanying consolidated balance sheet.

On April 22, 2005, the Company issued an 8% Promissory Note in the amount of $280,000 to an accredited investor. The note was payable on demand and in the event the Company was unable to repay the note upon written demand, the interest rate on the unpaid amount would increase to 18% per annum. The Note was re-paid on May 2, 2005.

On April 29, 2005, the Company, and its majority-owned subsidiary, Voxx Corporation, entered into a financing facility with Laurus Master Fund, Ltd and affiliates of Laidlaw & Company (UK) Ltd., pursuant to which the Company and Voxx borrowed $7,000,000 represented by Senior Secured Convertible Notes (the Notes) that mature on April 29, 2008, and bear annual interest at 2% over prime. Interest payments began June 1, 2005, and principal payments begin on October 29, 2005 at the monthly rate of $166,667 plus accrued but unpaid interest. Payments may, in certain circumstances, be made in shares of the Company and/or Voxx common stock, and the Notes may be prepaid at any time at 130% of the then outstanding principal balance due at the time of prepayment. The Notes are secured by all of the assets of Voxx Corporation and its subsidiaries, the Company's shareholdings in Voxx Corporation and significantly all of its other subsidiaries, by a pledge of the Company and Voxx's contract revenues from certain sources and by certain other assets of the Company and its subsidiaries. The Notes significantly restrict the ability of Epixtar, Voxx and their subsidiaries from borrowing additional monies without the consent of the lenders.

The Notes are convertible into the common stock of Epixtar at $1.00 per share and/or into the common stock of Voxx in the event Voxx conducts an initial public offering of its own securities at a 15% discount to the IPO price. As additional consideration for the making of the loan, the lenders received options to purchase 31% or 4,167,028 shares of Voxx Corporation common stock computed on a fully diluted basis at the time of closing at a price of $.001 per share, warrants to purchase 556,596 shares of Voxx common stock at a price, generally, equal to the IPO price, and payments and reimbursements to the lenders and related parties of approximately $640,000. The options and warrants both provide the holder with anti-dilution protection in the event of stock splits, stock dividends and other extraordinary corporate events. Using the Black-Scholes model the Company estimated the fair value of the options to purchase 4,167,028 shares of common stock and allocated $1,573,345 of the debt proceeds, which was recorded as a discount on the convertible notes, and is being amortized over the life of the Note. Prior to the Voxx IPO date, the warrants are exercisable at price per share equal to capitalization of Voxx, divided by the aggregate number of shares of Voxx common stock issued and outstanding on the date of exercise, calculated on a fully diluted basis. Based on this calculation, at June 30, 2005, the 556,596 warrants are estimated to be exercisable at $3.35 per share. As a condition of the making of this loan, the Company was also required to (1) amend the terms of its existing $5,000,000 loan facility with Laurus to reprice to $1.00 per common share approximately 3,148,144 of previously issued warrants originally issued at prices ranging from $2.15 to $4.66 per share, including 1.9 million warrants issued for the Company's common stock on February 28, 2005 in connection with the Amendment and Waiver agreement of the facility, and (2) to further secure the facility with certain additional contract revenues from the Company's ISP business. At June 30, 2005, approximately $1,357,200 of ISP contract revenue was being held in escrow.

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

Because of default provisions and lockbox requirements contained in the agreements, the entire outstanding principal amount as of June 30, 2005 is classified as a current liability on the accompanying consolidated balance sheet.

During the three months ended March 31, 2005, the Company and its majority-owned subsidiary, Voxx, sold to accredited investors, in a private placement, an additional $767,500 principal amount of 5% Joint Unsecured Subordinated Convertible Promissory Notes due May 2007. Pursuant to the notes, in the event Voxx becomes a public company, the then outstanding notes are immediately converted into shares of Voxx common stock. The rate of interest will be increased to an annual rate of 10% if Voxx does not become a public corporation on or before October 15, 2005. Until Voxx is a public company a holder may convert his entire note into shares of the Company's Common Stock for one year at a fixed conversion price related to market but not less than $2.25. Thereafter the exercise price will be the lesser of $1.00 or the average market price for a period preceding the one-year anniversary of the notes, as specified in the agreement. The notes are subordinate in all respects to the senior debt. In addition to the note each unit also consists of the right to receive in the future (i) warrants to purchase the Company's Common Stock and/or (ii) warrants to purchase Voxx's common stock. Based on the terms of the conversion associated with the notes, there was an intrinsic value associated with the beneficial conversion feature of the additional $767,500 principal amount issued during the March 2005 quarter estimated at $12,153, which was recorded as deferred interest and presented as a discount on the convertible notes, net of amortization to be taken over the terms of the notes. At June 30, 2005 and December 31, 2004, these notes amounted to $3,614,016 and $2,835,601, respectively, net of unamortized discount of $100,984 and $111,899, respectively, resulting from the intrinsic value of the beneficial conversion feature. Because of default provisions contained in the agreement, the entire principal balance as of June 30, 2005 is classified as current in the accompanying consolidated balance sheet.

On June 23, 2005, the Company entered into an agreement with SER Solutions, Inc.
(SER) that provides for the purchase by the Company of $3,070,000 of dialer equipment for its call centers over the next 18 months. In connection with the agreement, the Company has executed a non-interest bearing Promissory Note in the amount of $3,423,000, representing the purchase commitment of $3,070,000 and $353,000 due on prior note for dialer equipment. See Note 10.

NOTE 6.  CAPITAL STOCK

EPIXTAR

         Conversion of Preferred Stock

During the three months ended June 30, 2005, a holder of the Company's preferred stock converted 1,050 shares of preferred stock into 121,287 shares of the Company's common stock. The holder of the preferred stock originally purchased the shares for $105,000, or $100 per share. Pursuant to the provisions of the Company's Amended Certificate of Incorporation relating to the preferred stock, cumulative dividends were added to the original purchase price and the adjusted value was converted into common stock using a conversion price of $1.00 per share. During the three months ended March 31, 2005, 1,000 shares of preferred stock were converted into 55,847 shares of the Company's common stock. These shares were originally purchased for $100,000, or $100 per share. Pursuant to the provisions of the Company's Amended Certificate of Incorporation relating to the preferred stock, cumulative dividends were added to the original purchase price and the adjusted value was converted into common stock using a conversion price of $2.00 per share.

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

         Warrants

On April 22, 2005, a related party to the Company transferred to a lender detachable warrants it held to purchase 200,000 shares of the Company's common stock for $0.50 per share, exercisable at any time over a five year period from the date of issuance. The Company estimated the fair value of the warrants, using the Black-Scholes model at $173,314, or $0.87 per common share, which was recognized as expense on the accompanying Consolidated Statement of Operations during the three months ended June 30, 2005. See Note 5

On February 28, 2005, the Company issued warrants to purchase 1,900,000 shares of the Company's common stock at an exercise price of $2.15 per share, exercisable at any time over a seven-year period. In connection with the financing facility entered into with Laurus Master Fund, Ltd and affiliates of Laidlaw & Company (UK) Ltd., on April 29, 2005 the warrants became exercisable at $1.00 per share. The Company estimated the fair value of the warrants, using the Black-Scholes model, at $1,101,049, or $0.58 per common share. This amount, net of $193,333 of previously accrued fees was charged to earnings on the accompanying Consolidated Statement of Operations for the six months ended June 30, 2005. See Note 5.

VOXX

         Common Stock

On April 22, 2005, as consideration for extending the maturity date of certain notes, the Company issued 145,000 shares of Voxx common stock to lenders. The Company estimated the fair value of the 145,000 Voxx shares at $88,530, or $0.61 per common share. This amount was recognized as expense on the accompanying Consolidated Statement of Operations for the three months ended June 30, 2005. See Note 5.

         Options

On April 29, 2005, in connection with the issuance of convertible debt, the Company granted to Laurus options to purchase 4,167,028, or 31% of Voxx common shares, at $0.001 per share, on a fully diluted basis. The options provide the holder with anti-dilution protection in the event of stock splits, stock dividends and other extraordinary corporate events. The Company estimated the fair value of the options to purchase stock using the Black-Scholes model and allocated $1,573,345, or $0.49 per common share, which was recorded as a discount on the convertible notes and is being amortized over the life of the Notes. See Note 5.

         Warrants

On April 29, 2005, in connection with the issuance of convertible debt, the Company issued warrants to purchase 556,596 shares of Voxx common stock at $3.35 per share. The warrants provide the holder with anti-dilution protection in the event of stock splits, stock dividends and other extraordinary corporate events. Prior to the Voxx IPO date, the warrants are exercisable at price per share equal to capitalization of Voxx, divided by the aggregate number of shares of Voxx common stock issued and outstanding on the date of exercise, calculated on a fully diluted basis. Based on this calculation, at June 30, 2005, the 556,596 warrants are estimated to be exercisable at $3.35 per share. See Note 5.

         Restricted Stock

On April 20, 2005, the Board of Directors of the Company granted an aggregate of 2,000,000 shares of Voxx Corporation common stock owned by the Company (the Restricted Shares), to certain employees and consultants of the Company. 1.5 million of the shares were issued to a related party. As of June 30, 2005, there were 1,760,000 Restricted Shares outstanding. The Company estimated the fair value of the Restricted Shares at $1,086,800, or $0.62 per common share, which was recognized as expense on the accompanying Consolidated Statement of Operations during the three months ended June 30, 2005.

Each grantee, as a condition of the grant, was required to elect, within 30 days of the date of grant, and upon written notice delivered to the Internal Revenue Service with a copy delivered to the Company, to recognize income for federal income tax purposes equal to the fair market value of the shares as of the date the shares were transferred to the grantee. Grantees that made the timely required election, will receive on December 31, 2005, as an additional incentive payment, an amount equal to $0.30 per Restricted Share. The Company accrued $600,000 related to the incentive payment.

         Incentive Stock Options

On April 20, 2005, Voxx Corporation adopted the Voxx Corporation 2005 Stock Incentive Plan which permits the granting of awards of non-statutory stock options, incentive stock options, stock appreciation rights, restricted stock and performance shares with respect to Voxx common stock. The Incentive Plan was approved by the Company as the sole stockholder of Voxx on April 20, 2005. Awards under the Incentive Plan may be granted or awarded to employees of Voxx or its affiliates including the Company, persons who are hired to be employees of Voxx or its affiliates, non-employee directors of Voxx or any of its affiliates, and consultants and independent contractors who render key services to Voxx or its affiliates. The maximum number of shares of common stock of Voxx that may be issued under the Incentive Plan or pursuant to awards made under the plan is 2,375,000 shares, subject to adjustment in the event of a change in corporate capitalization of Voxx. The Incentive Plan will be administered by the Board of Directors of Voxx. On April 20, 2005, the Board of Directors of Voxx granted 2,000,000 options to purchase Voxx Corporation common stock at $3.00 per share. As of June 30, 2005, there were 1,675,000 incentive stock options outstanding.

Dilutive Effect of Issuances

The dilutive effect of the issuance of Epixtar Corp. equity securities and the re-pricing of certain previously issued securities, as per the $7,000,000 Senior Secured Convertible Notes (see Note 5), could, if all of the debt was converted and all of the warrants were exercised, result in an increase in the Company's issued and outstanding common stock by 10,249,345, shares or an increase of 83.5% of the number of common shares outstanding as of June 30, 2005. This dilutive effect includes the effects from re-pricing other equity securities, but it excludes the potential dilutive effect on the Company's percentage ownership of its Voxx subsidiary as a result of equity securities held by the lender to purchase Voxx common stock.

NOTE 7.   RELATED PARTY TRANSACTIONS

On October 31, 2001, the Company issued a 7% note in the amount of $2,474,000, collateralized by accounts receivable, to a then unrelated entity. In August 2002, the creditor became a stockholder of the Company and in. November 2002, the Company entered into an agreement whereby the stockholder agreed to release its security interest in the Company's accounts receivable to the extent required to secure additional debt financing and agreed not to demand payment before January 2005 in exchange for certain consideration. Except for the demand deferral and the release of the security interest, all other terms of the note stayed in effect. The consideration given consisted of warrants to purchase 4,000,000 shares of Company common stock at an exercise price of $0.50 per share for a term of three years beginning in May 2003. To the extent the Company is unsuccessful in negotiating an extension to the agreement and/or the Company otherwise defaults on the terms of this or any of its other long term debt, the result of such default, if not cured in accordance with any applicable grace period, will be to accelerate the due date of all of the Company's other long term indebtedness with the result that all such debt will become immediately due and payable. At June 30, 2005 and December 31, 2004, the outstanding principal balance of the Note was $2,474,000.

In October 2001, the Company entered into an agreement with Transvoice, whereby Transvoice provided certain services related to the development of the Company's internet service provider business. The Company incurred expenses of $900,000 and $1,800,000 during the three and six months ended June 30, 2005, respectively, and $450,000 and $900,000, respectively, during the three and six months ended June 30, 2004, for services under this agreement. At June 30, 2005 and December 31, 2004, $1,800,000 and $750,000, respectively of these amounts remained unpaid and are included in accounts payable-related party.

On April 20, 2005, Transvoice was granted an aggregate of 1,500,000 shares of Voxx Corporation common stock owned by the Company (the Restricted Shares). The Company estimated the fair value of the Restricted Shares, at $926,250, or $0.62 per common share, which was recognized as consulting fees and reimbursements-related party expense on the accompanying Consolidated Statement of Operations during the three months ended June 30, 2005.

In April 2003, the Company entered into an agreement with Transvoice, whereby Transvoice provides consulting services related to the development of marketing and telemarketing aspects of the Company. Transvoice is not compensated for its services but is reimbursed for payments made to a related party subcontractor performing services associated with the agreement. The subcontractor is 100% owned, indirectly, or directly, by a previous executive of the Company. The Company incurred expenses of $225,000 and $400,000, respectively, for the three and six months ended June 30, 2005, and $225,000 and $450,000, respectively, for the three and six months ended June 30, 2004 for services under this agreement. At June 30, 2005 and December 31, 2004, $325,000 and $225,000 remained unpaid and is included in accounts payable-related party. The agreement was terminated during the second quarter of 2005.

NOTE 8.   EARNINGS (LOSS) PER SHARE

The Company presents both basic and diluted EPS. Basic EPS is calculated by dividing net income or loss by the weighted average number of common shares outstanding during the period. Diluted EPS is based upon the weighted average number of common and common equivalent shares outstanding during the period which is calculated using the treasury stock method for stock options and warrants, and assumes conversion of the Company's convertible notes. Common equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect. Stock options for which the exercise price exceeds the average market price over the period have an anti-dilutive effect on EPS and, accordingly, are excluded from the calculation. Weighted average number of shares used to compute basic and diluted loss per share for the three and six months ended June 30, 2005 and 2004 is the same, since the effects of the preferred stock, common stock options, warrants and convertible debt were anti-dilutive.

A reconciliation of net loss and the weighted average number of common and common equivalent shares outstanding for calculating diluted earnings per share is as follows:

                                                            Three Months Ended                  Six Months Ended
                                                                 June 30,                           June 30,
                                                      -------------------------------       -------------------------------
                                                          2005             2004                2005             2004
                                                      ------------       ------------       ------------       ------------
Net loss                                              $ (6,853,126)      $ (3,663,795)      $(12,459,014)      $ (4,523,349)
Preferred stock dividends                                  (38,795)           (44,020)           (85,515)           (88,040)
                                                      ------------       ------------       ------------       ------------
Net loss for basic and diluted EPS calculations       $ (6,891,921)      $ (3,707,815)      $(12,544,829)      $ (4,611,389)
                                                      ============       ============       ============       ============


WEIGHTED AVERAGE  NUMBER OF SHARES FOR BASIC AND
DILUTED EPS                                             12,231,658         10,899,305         11,993,906         10,787,920

LOSS PER SHARE

Basic and Diluted                                     $      (0.56)      $      (0.34)      $      (1.05)      $      (0.43)
                                                      ============       ============       ============       ============


NOTE 9.   BUSINESS SEGMENTS

The Company operates primarily in two segments: business process outsourcing and contact center operations (BPO) and internet service provider services (ISP). Information concerning the revenues and operating income for the three and six months ended June 30, 2005 and 2004, and the identifiable assets for the two segments in which the Company operates are shown in the following table:

                                              BPO               ISP           Consolidated
                                         ------------       ------------      ------------
OPERATING REVENUE - SEGMENT (1)
Quarter - June 2005                      $  6,581,190       $  2,518,142      $  9,099,932
Quarter - June 2004                           103,810          4,183,526         4,287,336

Six Months - June 2005                     12,561,705          5,617,701        18,179,406
Six Months - June 2004                        292,031          8,871,453         9,163,484

INCOME (LOSS) FROM OPERATIONS
Quarter - June 2005                        (7,198,127)         1,398,382        (5,799,744)
Quarter - June 2004                        (2,170,804)           355,025        (1,815,779)

Six Months - June 2005                    (12,888,362)         2,978,838        (9,909,524)
Six Months - June 2004                     (4,005,309)         1,674,040        (2,331,269)

DEPRECIATION AND AMORTIZATION
Quarter - June 2005                           607,800             29,968           637,768
Quarter - June 2004                           206,552             64,118           270,670

Six Months - June 2005                      1,363,433             58,720         1,422,153
Six Months - June 2004                        243,394            128,270           371,664

(Cont.)                                       BPO                ISP          Consolidated
                                         ------------       ------------      ------------
CAPITAL EXPENDITURES (2)
Quarter - June 2005                           543,829              1,476           545,305
Quarter - June 2004                         1,694,319            179,370         1,873,689

Six Months - June 2005                      3,419,693            140,827         3,560,520
Six Months - June 2004                      2,492,178            179,370         2,671,548

IDENTIFIABLE ASSETS
At June 30, 2005                           20,167,767         10,208,754        30,376,521
At December 31, 2004                       11,963,124          6,085,591        18,048,715

(1) The Company allocates its geographic revenue based on customer location. All of the Company's customers are U.S based companies. Services performed for call center customers are performed in the Philippines and three call centers in the U.S.

(2) The six months ended June 30, 2005, includes capital assets of $2,401,415 acquired as a result of the IMS acquisition.


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

Purchase Commitments

On June 23, 2005, the Company entered into an agreement with SER Solutions, Inc.
(SER) that provides for the purchase by the Company of $3,070,000 of dialer equipment for its call centers over the next 18 months. The agreement also resolved certain licensing and payment disputes between the parties related to previous purchases by the Company from SER. In connection with the agreement, the Company has executed a promissory note in the amount of $3,423,000 to SER, representing the purchase commitment of $3,070,000 and $353,000 due on prior purchases of dialer equipment. See Note 5.


NOTE 11. SUBSEQUENT EVENTS

1. On July 15, 2005, the Company entered into a Securities Purchase Agreement (the "Purchase Agreement") and certain related agreements with Laurus Master Fund, Ltd. (Laurus) providing for the issuance to Laurus by the Company of a Secured Convertible Term Note in the aggregate principal amount of $6,200,000 (the "Note"). At June 30, 2005, Laurus and its affiliates held approximately $9,773,000 of outstanding convertible debt of the Company.

     Laurus may advance up to $6,200,000 to the Company for use by the Company for working capital and to continue the build out of its Philippine-based call center business. All advances under the Note are subject to the satisfaction of certain conditions. The note bears interest at the rate of 10% per annum. The Note may be prepaid at any time at 100% of the then outstanding principal balance at the time of prepayment plus accrued interest. See 6. below.

     The outstanding principal due under the Note is convertible into common stock of the Company at a conversion price of $1.00 per share, which conversion price is subject to adjustment for stock splits, stock dividends or other similar transactions or if new rights to acquire common stock of the Company are issued at a price less than the then existing conversion price under the Note. Laurus has certain rights to require the Company to register the sale of the shares of common stock into which the principal of the Note is convertible under federal and state securities laws.

     In connection with the issuance of the Note, the Company has placed into escrow resignations from its existing directors and proxies in favor of Laurus from the holders of a majority of the Company's presently outstanding common stock. Such instruments are to be released to Laurus from escrow and may be exercised by Laurus in the event of a default by the Company under the Purchase Agreement or the Note or under any other agreement of the Company or its subsidiaries with Laurus. The effect of such instruments would be to allow Laurus to replace the board of directors of the Company with persons selected by it.

     The Note is secured by all of the assets of Voxx Corporation, a subsidiary of the Company, and the subsidiaries of Voxx Corporation, the Company's shareholdings in Voxx Corporation and significantly all of its other subsidiaries, by a pledge of the Company's contract revenues and those of its subsidiaries from all sources and by certain other assets of the Company and its subsidiaries. The Note significantly restricts the ability of the Company and its subsidiaries from borrowing additional monies without the consent of the Laurus.

     The Company is presently obligated to place all revenues from its internet service provider businesses into a lock box, which revenues may be used by the Company only with the prior approval for payment of expenses approved by Laurus and its affiliates. In connection with the Purchase Agreement and the Note, the Company and its subsidiaries have agreed to place all revenues from its call center business in a lock box as well and have agreed that such revenues may only be withdrawn from the lock box for payment of expenses approved by Laurus.

2. On January 3, 2005, as part of the acquisition of IMS, the Company issued a $5,104,594 non-interest bearing Collateral Promissory Note payable to the IMS shareholders over two years. At June 30, 2005, the principal amount of the note was $4,593,828.

     On August 4, 2005, this Note was restructured. The IMS shareholders have agreed to reduce the outstanding balance by 50% to $2,296,914 (the New
     Debt). The New Debt is payable in two installments of $112,691.41 in August 2005, and in weekly installments of $28,172.85 beginning September 5, 2005, until paid in full January 29, 2007. In August 2005, the Company paid the IMS shareholders $225,388.82.

3. On January 3, 2005, as part of the IMS acquisition, the Company guaranteed commissions payable owed by IMS under the DDM Consulting, Inc (DDM) agreement. At June 30, 2005, amounts due under DDM agreement totaled $192,601.

     On August 4, 2005, this agreement was restructured. DDM has agreed to reduce the outstanding balance by 50% to $96,301, (the New DDM Agreement). The New DDM Agreement is payable in two installments of $16,050.13 in August 2005, and in monthly installments of $16,050.13 beginning September 5, 2005, until paid in full December 5, 2005. In August 2005, the Company paid DDM $32,100.26.

4. On August 1, 2005, the Company entered into a new Broker Agreement with DDM whereby the service fee and commission structures were re-defined. At June 30, 2005, commissions due under the previous agreement totaled $629,175.

     As part of the new agreement, on August 4, 2005, DDM agreed to reduce the outstanding balance of commissions due by 50% to $314,587.50, (the New Broker Agreement), provided, however, that in the event Voxx Corporation and its subsidiaries are cash flow positive, exclusive of debt or equity financing, during any thirty (30) day period through December 12, 2005 and for the month of December 2005, an additional lump sum in the amount of $314,587.50 shall be paid to DDM. Such payment will be made on or before January 15, 2006.

     The New Broker Agreement is payable in weekly installments of $50,000 until paid in full. Through August 12, 2005, the Company paid DDM $100,000.

5. On July 20, 2005, the Company entered into an agreement with Realization Services, Inc. (RS), a consulting firm. RS has been retained to develop a plan that will attempt to bring the Company's activities in the United States and the Philippines to a cash break-even level within three months and on an overall operating and non-operating basis by the end of 2005. In connection with such plan, RS will assist (1) in identifying the Company's customers that are profitable, (2) recommend reductions in operating expenses, (3) propose restructure of certain debt agreements and (4) assist in implementing the plan and improving the operating efficiencies. RS's role shall be strictly limited to that of an advisor to the Company.

6. On August 15, 2005, the Company entered into an Amendment Agreement with Laurus whereby the Securities Purchase Agreement entered into on July 15, 2005, was amended to increase the amount of the advance, from $6,200,000 to $14,200,000. All other terms, covenants and conditions of the Securities Purchase Agreement remain un-amended.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


OVERVIEW

The following Management's Discussion and Analysis (MD&A) is intended to help the reader understand Epixtar. MD&A is provided as a supplement to, should be read in conjunction with and is qualified in its entirety by reference to, the Company's Consolidated Financial Statements and related Notes to Consolidated Financial Statements (Notes) appearing under Item 1 in this report. In addition, reference is made to the Company's audited Consolidated Financial Statements and related Notes thereto and related MD&A included in its Annual Report on Form 10-K for Fiscal 2004. Except for the historical information contained herein, the discussions in MD&A contain forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under "Forward-Looking Statements" .

The following are the sections of MD&A contained in this report, together with the Company's perspective on the contents of these sections of MD&A, which it hopes will make reading these pages and understanding of the Company's operations more beneficial.

Recent Events - description of financing obtained on July 15, 2005 and of various debt agreements that were restructured, and consulting firm engaged to help develop a plan that is intended to bring the Company to a cash break-even level within the next three months.

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

RECENT EVENTS

On July 15, 2005, the Company entered into a Securities Purchase Agreement (the "Purchase Agreement") and certain related agreements with Laurus Master Fund, Ltd. (Laurus) providing for the issuance to Laurus by the Company of a Secured Convertible Term Note in the aggregate principal amount of $6,200,000 (the "Note"). At June 30, 2005, Laurus and its affiliates held approximately $9,773,000 of outstanding convertible debt of the Company.

Laurus may advance up to $6,200,000 to the Company for use by the Company for working capital and to continue the build out of its Philippine-based call center business. All advances under the Note are subject to the satisfaction of certain conditions. The note bears interest at the rate of 10% per annum. The Note may be prepaid at any time at 100% of the then outstanding principal balance at the time of prepayment plus accrued interest.

The outstanding principal due under the Note is convertible into common stock of the Company at a conversion price of $1.00 per share, which conversion price is subject to adjustment for stock splits, stock dividends or other similar transactions or if new rights to acquire common stock of the Company are issued at a price less than the then existing conversion price under the Note. Laurus has certain rights to require the Company to register the sale of the shares of common stock into which the principal of the Note is convertible under federal and state securities laws.

In connection with the issuance of the Note, the Company has placed into escrow resignations from its existing directors and proxies in favor of Laurus from the holders of a majority of the Company's presently outstanding common stock. Such instruments are to be released to Laurus from escrow and may be exercised by Laurus in the event of a default by the Company under the Purchase Agreement or the Note or under any other agreement of the Company or its subsidiaries with Laurus. The effect of such instruments would be to allow Laurus to replace the board of directors of the Company with persons selected by it.

The Note is secured by all of the assets of Voxx Corporation, a subsidiary of the Company, and the subsidiaries of Voxx Corporation, the Company's shareholdings in Voxx Corporation and significantly all of its other subsidiaries, by a pledge of the Company's contract revenues and those of its subsidiaries from all sources and by certain other assets of the Company and its subsidiaries. The Note significantly restricts the ability of the Company and its subsidiaries from borrowing additional monies without the consent of the Laurus.

The Company is presently obligated to place all revenues from its internet service provider businesses into a lock box, which revenues may be used by the Company only with the prior approval for payment of expenses approved by Laurus and its affiliates. In connection with the Purchase Agreement and the Note, the Company and its subsidiaries have agreed to place all revenues from its call center business in a lock box as well and have agreed that such revenues may only be withdrawn from the lock box for payment of expenses approved by Laurus.

On August 15, 2005, the Company entered into an Amendment Agreement with Laurus whereby the Securities Purchase Agreement entered into on July 15, 2005, was amended to increase the amount of the advance, from $6,200,000 to $14,200,000. All other terms, covenants and conditions of the Securities Purchase Agreement remain un-amended.

On January 3, 2005, as part of the acquisition of IMS, the Company issued a $5,104,594 non-interest bearing Collateral Promissory Note payable to the IMS shareholders over two years. At June 30, 2005, the principal amount of the note was $4,593,828. On August 4, 2005, this Note was restructured. The IMS shareholders have agreed to reduce the outstanding balance by 50% to $2,296,914 (the New Debt). The New Debt is payable in two installments of $112,691 in August 2005, and in weekly installments of $28,173 beginning September 5, 2005, until paid in full on January 29, 2007. In August 2005, the Company paid the IMS shareholders $225,388.

On January 3, 2005, as part of the IMS acquisition, the Company guaranteed commissions payable owed by IMS under the DDM Consulting, Inc (DDM) agreement. At June 30, 2005, amounts due under DDM agreement totaled $192,601. On August 4, 2005, this agreement was restructured. DDM has agreed to reduce the outstanding balance by 50% to $96,301, (the New DDM Agreement). The New DDM Agreement is payable in two installments of $16,050 in August 2005, and in monthly installments of $16,050 beginning September 5, 2005, until paid in full on December 5, 2005. In August 2005, the Company paid DDM $32,100.

         On August 1, 2005, the Company entered into a new Broker Agreement with DDM whereby the service fee and commission structures were re-defined. At June 30, 2005, commissions due under the previous agreement totaled $629,175. As part of the new agreement, on August 4, 2005, DDM agreed to reduce the outstanding balance of commissions due by 50% to $314,587, (the New Broker Agreement), provided, however, that in the event Voxx Corporation, is cash flow positive, exclusive of debt or equity financing, during any thirty (30) day period through December 12, 2005 and for the month of December 2005, an additional lump sum in the amount of $314,587 shall be paid to DDM. Such payment will be made on or before January 15, 2006. The New Broker Agreement is payable in weekly installments of $50,000 until paid in full. Through August 12, 2005, the Company paid DDM $100,000.

On July 20, 2005, the Company entered into an agreement with Realization Services, Inc. (RS), a consulting firm. RS has been retained to develop a plan that will attempt to bring the Company's activities in the United States and the Philippines to a cash break-even level within three months and on an overall operating and non-operating basis by the end of 2005. In connection with such plan, RS will assist (1) in identifying the Company's customers that are profitable, (2) recommend reductions in operating expenses, (3) propose restructure of certain debt agreements and (4) assist in implementing the plan and improving the operating efficiencies. RS's role shall be strictly limited to that of an advisor to the Company.

OPERATIONS REVIEW

     Highlights

Operations highlights for the second quarter of fiscal 2005 include:

Revenues increased 112.2% to $9,099,332 in the second quarter of fiscal 2005, from $4,287,336 in the second quarter of fiscal 2004.

Loss from continuing operations increased $3,533,968, to $5,799,744, in the second quarter of fiscal 2005, from $1,580,965 in the second quarter of fiscal 2004;

BPO segment achieved revenue growth of $6,477,380. The Company's new IMS acquisition contributed $5,972,716 to the increase. Operating income declined $5,027,323, compared to the second quarter of fiscal 2004 primarily as a result of costs associated with the Company's expansion of its BPO operations in 2004 and continuing through the first quarter of 2005. In the June 2005 quarter, the Company began to curtail its expansion efforts and is presently evaluating various cost reductions options and analyzing client profitability levels.

ISP segment revenue declined $1,665,384 as a result of its declining customer base. Operating income increased $1,043,355, or 293.9%, compared to the second quarter of fiscal 2004 primarily due to lower direct and administrative costs as the Company has suspended its marketing efforts.

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

         Business Processing Outsourcing and Contact Center Business

The Company began developing its contact center business in the latter part of 2003 and continued throughout 2004 and now has approximately 1,052 operational seats in the Philippines and the United States, including approximately 384 seats added through the Company's acquisition of IMS which service several major clients, and encompasses supporting personnel. The Company continues to actively market its contact center services. Due to recent liquidity concerns the Company has recently delayed building out additional infrastructure. See Current Trends, below.

Revenues from contact center operations are derived from telemarketing, tele-verification, and customer support services provided to clients based on individual business requirements. Depending on the contract under which services are provided, the company may earn revenues on a commission basis, a performance basis, an hourly basis, or a blend of the three.

Cost of generating revenue consists of direct payroll costs, recruitment and training of personnel and communication costs. On an ongoing basis, the most significant expense of the Company's contact center business will be labor costs for agents, supervisors and administrators as well as commissions paid to brokers, and rental expense for leased facilities.

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

         Current Trends

The trend of the Company's revenue and income over the next several quarters depends upon several variables, some of which cannot at this time be ascertained definitively. Revenue from ISP sources will decline as a result of suspended ISP marketing activity and a declining customer base. The Company will continue to incur losses as a result of development costs associated with contact center operations. In January 2005, the Company acquired IMS to increase its contact center penetration. BPO revenues and overall revenue should continue to increase as a result of this acquisition; however, since IMS has been incurring losses, there is no assurance we will be able to operate this new subsidiary profitably. As a result of the IMS acquisition, and depending on obtaining additional new contracts and implementing existing ones, the Company believes revenue from its contact centers will increase, offsetting declining ISP revenues in the future.

The Company's management is taking steps to curtail increasing costs and reduce its current losses. The Company has engaged a consulting firm that will assist it in implementing a plan that will improve the operational efficiencies of the Company by reducing costs, restructuring some or all of its debt agreements and identifying customers that are profitable. This is anticipated to bring the Company to a cash break-even position within the next three months. During this period of reorganization, the Company's is attempting to ensure that the quality and level of services provided to its customers are not adversely impacted.


     Results of Operations

The Company reported a net loss of $6,853,126 or $0.56 per basic and diluted common share, for the three months ended June 30, 2005, compared with a net loss of $3,663,795, or $0.34 per basic and diluted common share for the comparable period in 2004. For the six month period of 2005, the Company reported a net loss of $12,459,014, or $1.05 per basic and diluted common share, compared with a net loss of $4,523,349, or $0.43 per basic and diluted common share for the comparable period in 2004. The increase in the losses for the three and six month periods on quarter compared with the same periods in 2004 was due to the Company's expansion during 2004 and the first quarter of 2005 of its business process outsourcing and contact center services operations (BPO), including its acquisition of IMS in January 2005, and a decline of approximately 37% in the gross profit of its internet service provider services operations (ISP) during the six month period of 2005, as a result of a declining customer base.

On a pro forma basis, assuming the acquisition of IMS had been in January 2004, the Company would have reported a net losses of $4,477,100, or $0.39 per basic and diluted common share, and $6,251,233, or $0.56 per share, respectively, during the three and six months ended June 30, 2004. IMS' gross profit margin for the three and six months period of 2004 were approximately $2,151,881, or 51.8%, and $3,975,182, or 45.6%, respectively; however, high administrative expenses resulted in a loss from operations of approximately $299,000 and $700,000, respectively, during the three and six month ended June 30, 2004.

Set forth below are comparisons of financial results of operations for the three months and six months ended June 30, 2005 and 2004. These comparisons are intended to aid in the discussion that follows. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and accompanying Notes, which appear in Item 1. Financial Statements, in this Quarterly Report on Form 10-Q.

THREE AND SIX MONTHS ENDED JUNE 30, 2005 COMPARED WITH THREE AND SIX MONTHS ENDED JUNE 30, 2004


                                   THREE MONTHS ENDED JUNE 30,                      SIX MONTHS ENDED JUNE 30,
                     -----------------------------------------------------    -----------------------------------------------------
                                                           Variance                                                  Variance
                         2005          2004             $             %          2005           2004              $             %
                     ------------   ------------   ------------    -------    ------------   ------------   ------------    -------
Revenue              $  9,099,332   $  4,287,336   $  4,811,996      112.2%   $ 18,179,406   $  9,163,484   $  9,015,922       98.4%
Cost of  revenue        5,787,517      1,233,076      4,554,441      369.4%      9,981,698      2,537,430      7,444,268      293.4%
                     ------------   ------------   ------------    -------    ------------   ------------   ------------    -------
Gross profit            3,311,815      3,054,260        257,555        8.4%      8,197,708      6,626,054      1,571,654       23.7%
                     ------------   ------------   ------------    -------    ------------   ------------   ------------    -------
Operating expenses
(exclusive of
depreciation, and
amortization of
intangibles)            8,100,541      4,364,555      3,735,986       85.6%     15,938,580      8,350,845      7,587,335       70.9%
Depreciation,
and amortization of
intangibles             1,011,018        270,670        740,348      273.5%      2,168,653        371,664      1,796,989      483.5%
Other non operating
expenses, net           1,053,382      2,082,830     (1,029,448)     -49.4%      2,549,489      2,426,894        122,595        5.1%
                     ------------   ------------   ------------    -------    ------------   ------------   ------------    -------
Net loss
                     $ (6,853,126)  $ (3,663,795)  $ (3,189,331)      87.0%   $(12,459,014)  $ (4,523,349)  $ (7,485,665)     165.5%
                     ------------   ------------   ------------    -------    ------------   ------------   ------------    -------
Net loss per share   $      (0.56)  $      (0.34)                             $      (1.05)  $      (0.43)
                     ============   ============                              ============   ============

Revenue for the second quarter of 2005 increased to $9,099,332 in 2005 from $4,287,336, or 112.2%. The Company's BPO operations contributed $6,581,190 to the increase, partially offset by a decline of approximately $1,665,384 in revenue from ISP operations. For the six month period of 2005, revenue increased to $18,179,406 in 2005 from $9,163,484, or 98.4%. The Company's BPO operations provided $12,269,674 of the increase, partially offset by a decline of approximately $3,253,752, or 36.7%, in revenue from ISP operations. The increases for the three and six month periods of 2005 were primarily attributable to EMC, formerly IMS, the Company's acquisition in the first quarter, which contributed approximately $5,972,716 and $11,129,714, respectively, during the periods. The Company believes the increase in its BPO revenue resulted from its ability to capture a larger share of the clients' outsourcing needs, as well as a general increase in the clients' demand for outsourcing services. The decline in ISP revenue reflects no growth in the ISP customer base as the Company is no longer marketing its ISP services. The Company expects a gradual continued decline of revenues from its ISP operations offset by growth in its BPO business revenue.

Cost of revenue for the second quarter of 2005 increased to $5,787,517 in 2005 from $1,233,076 in 2004, or a 369.4% increase. The increase in the cost or revenue is due primarily to a $5,310,140 increase in costs associated with BPO operations, offset in part by reduced ISP costs of approximately $755,500. For the six month period of 2005 cost of revenue increased to $9,981,698 in 2005 from $2,537,430 in 2004, or a 293.4% increase, partially offset by a $1,516,570 decline in ISP costs. For the three and six months ended June 30, 2005, EMC's acquisition contributed $4,892,033 and $8,564,637, respectively, towards the increase in cost of revenue primarily due the costs associated with production personnel

Gross profit for the second quarter of 2005 was $3,311,815 compared with $3,054,260 in 2004, or an increase of 8.4%. For the six month period of 2005, gross profit was $8,197,708 compared with $6,626,054 in 2004, or an increase of 23.7%. BPO gross profit increased approximately $1,167,240, of which $1,080,683 was attributable to EMC during the second quarter of 2005, and $3,305,836 during the six month period of 2005, of which $2,565,077 was contributed by EMC. The gross profit margin for ISP declined during the there and six months ended June 30, 20005, approximately $909,684 and $1,737,182, respectively, as a result of lower sales and fixed direct costs associated with the operations.

         Operating expenses, exclusive of depreciation, and amortization of intangibles, were $8,100,541, or an 85.6% increase for the second quarter of 2005 compared with $4,364,555 in 2004. For the six months ended June 30, 2005, operating expenses, excluding depreciation, and amortization of intangibles, were $15,938,580 or a 90.9% increase for compared with $8,350,845 in the same period of 2004. Compensation and employees benefits increased $2,065,859 or 105.9%, to $4,016,492 during the June 2005 quarter, compared with $1,950,638, for the same period in 2004. For the six months ended June 30, 2005, compensation and employees benefits increased $3,837,413 or 106.4%, to $7,442,821, compared with $3,605,408, for the same period in 2004. These increases were primarily the result of a higher number of BPO sales, marketing and administrative employees, including 384 EMC employees added in 2005 through the Company's acquisition of IMS. Consulting fees-related party increased $1,326,250 and $1,776,250, respectively, during the three and six months ended June 30, 2005. On April 20, 2005, Transvoice, a related party, was granted an aggregate of 1,500,000 shares of Voxx Corporation common stock. The Company estimated the fair value of these shares at $926,250, or $0.62 per share, which was recognized as consulting fees. Occupancy, advertising and marketing, travel and professional fees contributed to the increases in other selling, general and administrative expenses during the June 2005 quarter and the six month period. The increases in these costs are reflective of the Company's expansion of its BPO operations in the Philippines and its acquisition of three call centers in the U.S.

Depreciation and amortization expense increased $367,098, or 135.6%, and $1,050,489, or $282.6%, respectively, during the three and six months ended June 30, 2005. These increases reflect the significant acquisitions of property and equipment related to the development of call centers in the Philippines in 2004 and through the first quarter of 2005, and the acquisition of property and equipment on the IMS purchase.

Amortization of intangibles resulting from the valuation of IMS acquired assets and liabilities amounted to $373,250 and $746,500 for the three and six months ended June 30, 2005. This represents the amortization of identifiable intangible assets, which include customer relationships, non-compete contracts and the value of call center locations.

Non-operating expenses, net, are primarily comprised of expenses associated with the issuance of equity and debt securities during the first half of 2005 and 2004. Warrants issued in lieu of finances charges amounted to $303,073 and $1,169,805 during the three and six months ended June 30, 2005, respectively. Amortization of debt discounts was $1,605,201 for the three and six months ended June 30, 2004. On April 22, 2005, as consideration for the extension of certain debt agreements, warrants to purchase 200,000 shares of the Company's common stock for $0.50 per share, where given to the lender by a related party on behalf of the Company. The Company estimated the fair value of the 200,000 warrants at $173,314, or $0.87 per common share to the warrants, which was recognized as expense during the June 2005 quarter. Additionally, as part of the extension, the Company issued 145,000 shares of common stock, in Voxx, a majority-owned subsidiary of the Company for no additional consideration. On February 28, 2005, the Company entered into an Amendment and Waiver agreement with a lender. As consideration for this agreement, the Company issued to the lender warrants to purchase 1,900,000 shares of the Company's common stock at an exercise price of $2.15 per share. In connection with the financing facility entered into with Laurus Master Fund, Ltd and affiliates of Laidlaw & Company
(UK) Ltd., on April 29, 2005 the warrants became exercisable at $1.00 per share. The fair value of these warrants were estimated to be approximately $1,101,049. This amount, net of $193,333 of previously accrued Liquidated Damages was recognized as expense during the six months ended June 30, 2005. During the second quarter of 2004, the Company entered into three convertible debt agreements. Purchasers of the convertible debt also received warrants to purchase 630,576 shares of the Company's common stock. The amortization of debt discounts was $1,605,201, which was charged to expense in the second quarter of 2004.


Liquidity and Capital Resources

The Company currently has significant liquidity problems. Cash from operations is inadequate to cover operating costs, past liabilities and past indebtness incurred in connection with expansion of its call center business. The short fall is presently being covered by the expanded and revised financing arrangements with Laurus (see Notes 5 and 11), on which the Company is completely dependent upon for continued operations. The Company's present liquidity difficulties arose because it was unable to obtain substantial equity financing it thought was available to meet the expansion needs of the Company. As a result, the Company committed to the expansion without adequate financing. Indebtedness aggregating approximately $26,051,000 was outstanding at June 30, 2005, excluding related party financing of $2,474,000. See Recent Events.

The Company's management has taken steps to (1) curtail costs, (2) reduce its accounts payable obligations, (3) delay or suspend its expansion of call centers in the Philippines, (4) restructure some or all debt agreements (see Recent Events) and (5) reduce the amount of its current losses. The Company has engaged a consulting firm that will assist it in implementing a plan designed to improve the Company's operational efficiencies in all these areas. The stated goal of the plan is to bring the Company to a cash break-even position within the next three months.

     CASH SOURCES AND USES

The primary sources of cash for the Company have been proceeds from the issuance of long-term debt and equity securities. The primary uses of cash have been working capital, and capital expenditures.

Operations

The Company's cash and cash equivalents as of June 30, 2005 were $1,437,065 compared with $1,530,052 at December 31, 2004. Amounts held in escrow at June 30, 2005 and December 31, 2004, were $1,537,200 and $1,100,000, respectively.
The working capital deficit was approximately $28,867,500 as of June 30, 2005, compared with $8,033,988 at December 31, 2004, a 259.3% increase. During the six months ended June 30, 2005, the Company used $3,714,828 of cash for operations compared with $2,454,918 used during the comparable period of 2004. The increase in negative cash flow from operations for 2005 was primarily the result of a $12,459,014 loss from operations compared with a loss of $4,523,349 in 2004, a change of $7,935,665, which included increases in non cash charges of $1,050,489, $1,169,805, $1,086,800 and $746,500 relating to depreciation and amortization expense, to the issuances of warrants and restricted stock, and to the amortization of intangibles, respectively. An increase of $4,119,264 in accounts payable and accrued expenses partially offset the decline in cash resources during the quarter.


INVESTING ACTIVITIES

Net cash used for investing activities during the six months ended June 30, 2005, was $672,164 compared to $1,917,824 in 2004. The reduction in capital spending in 2005, compared to 2004 reflects the Company's intent to curtail costs and limit spending.


FINANCING ACTIVITIES

Net cash provided by financing activities during the six months ended June 30, 2005, was $4,313,605 compared with $5,566,202 in 2004.

     2005 Financing

     1. During the March 2005 quarter the Company sold to accredited investors, in a private placement, an additional $767,500 principal amount of 5% Joint Unsecured Subordinated Convertible Promissory Notes due May 2007.

     2. On April 22, 2005, the Company issued an 8% Promissory Note in the amount of $280,000 to an accredited investor. The note was payable on demand and in the event the Company was unable to repay the note upon written demand, the interest rate on the unpaid amount would increase to 18% per annum. The Note was re-paid on May 2, 2005.

     3. On April 29, 2005, the Company, and its majority-owned subsidiary, Voxx Corporation, entered into a financing facility with Laurus Master Fund, Ltd and affiliates of Laidlaw & Company (UK) Ltd., pursuant to which the Company and Voxx borrowed $7,000,000 represented by Senior Secured Convertible Notes (the Notes) that mature on April 29, 2008, and bear annual interest at 2% over prime. Interest payments began June 1, 2005, and principal payments begin on October 29, 2005 at the monthly rate of $166,667 plus accrued but unpaid interest.

     2004 Financing

     1. In April 2004, the Company issued unsecured convertible promissory notes in the amount of $1,500,000 to accredited investors. The notes accrue interest at 8% annually and mature in April 2005.

     2. In May 2004, the Company issued 8% Unsecured Convertible Promissory Notes, maturing May 2005, in the amount of $1,000,000 to accredited investors.

     3. On May 14, 2004, the Company issued a Secured Convertible Term Note, maturing May 2007, in the amount of $5,000,000 at 2.5% over prime (not to exceed 8%) to an accredited institutional investor.

During the six months ended June 30, 2005 and 2004, the Company repaid approximately $2,719,845 and $1,105,298, respectively, of notes and capital leases.

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

The Company has not made changes in any critical accounting policies during the six months of 2005. Any changes in critical accounting policies and estimates are discussed with the Audit Committee of the Board of Directors of the Company during the quarter in which a change is made.

     New Accounting Pronouncements

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment" (SFAS 123R), which requires all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value and to recognize cost over the vesting period. In April 2005, the SEC announced that companies may implement SFAS 123R at the beginning of their next fiscal year starting after June 15, 2005 (or December 15, 2005 for small business issuers). This new rule moves the Company's implementation date for SFAS 123R to the first quarter of 2006.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections" (SFAS No. 154), which is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS 154 replaces APB Opinion No. 20, "Accounting Changes," and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements," and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to do so, in which case other alternatives are required. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, or for the Company's fiscal 2006. The Company is evaluating the effect that the adoption of SFAS No. 154 will have on its results of operations and financial position, but does not believe it will have a material impact.

In April 2005, the SEC announced that companies may implement SFAS 123R at the beginning of their next fiscal In March 2005, the SEC released SEC Staff Accounting Bulletin No. 107, "Share-Based Payment" (SAB 107). SAB 107 provides the SEC staff's position regarding the application of SFAS 123R, which contains interpretive guidance related to the interaction between SFAS 123R and certain SEC rules and regulations, and also provides the staff's views regarding the valuation of share-based payment arrangements for public companies. SAB 107 highlights the importance of disclosures made related to the accounting for share-based payment transactions. The Company is currently reviewing the effect of SAB 107, but it does not believe SAB 107 will have a material impact on its financial position, results of operations or cash flows.

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

    o strategic acquisitions and the risks and uncertainties related thereto, including the Company's ability to manage and integrate acquired businesses and

    o   customer credit risk.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is exposed to certain market risks that arise in the ordinary course of business. A discussion of the Company's primary market risk exposure and interest rate risk is presented below.

Interest Rate Sensitivity - At June 30, 2005, the Company had cash, cash equivalents totaling $1,437,065, of which $1,357,200 were held in escrow. These amounts were invested primarily in money market funds. The unrestricted cash and cash equivalents are held for working capital requirements, general corporate purposes and potential acquisition of assets. The Company does not enter into financial instrument transactions for trading or speculative purposes. Some of the Company's borrowings are through floating rate debt, subject to changes in the prime rate. Accordingly, the Company's interest expense will increase with any future increase in prime rates. The Company however, believes that it has no material exposure to changes in interest rates.

Effect of Changing Prices - The principal effect of inflation on the Company's operating results is to increase costs. The Philippines has historically experienced periods of high inflation but the inflation rate has been below 10% since 1999. For the six months ended June 30, 2005, inflation averaged 8.3% and we anticipate this inflation trend to continue the remainder of 2005 The high inflation rates experienced in the Philippines have historically been offset the deflationary force on wages due to the fast growing population, high unemployment rate and high number of college graduates entering a market that can not absorb them. A reversal of this trend could result in increased costs that could harm the Company's operating results. However, subject to normal competitive market conditions, the Company believes it has the ability to raise selling prices to offset cost increases over time. In recent years the general rate of inflation has not had a significant adverse impact on the Company.

Foreign Currency Exchange Risk - The Company's results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Philippine peso. The Company generates expenses in the Philippines, primarily in Philippine pesos and derives all of its revenues in U.S. dollars. An increase in the value of the U.S. dollar relative to the Philippine peso would reduce the expenses associated with the Company's Philippine operations, and conversely a decrease in the relative value of the U.S. dollar would increase the cost associated with these operations. Expenses relating to the Company's operations outside the United States have increased since June 30, 2004 due to increased costs associated with higher revenue generation and customer management services partially offset by the increase in the value of the U.S. dollar relative to the Philippine peso. The Company funds its Philippine operations through U.S. dollar denominated accounts held in the Philippines. Payments for employee-related costs, facilities management, other operational expenses and capital expenditures are converted into Philippine pesos on an as-needed basis. To date, the Company has not entered into any hedging contracts. Historically, the Company have benefited from the ongoing decline in the Philippine peso against the U.S. dollar.

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

As required by the rules of the Exchange Act, as of the end of the June 30, 2005 quarter, management of the Company carried out an evaluation, with the participation of the Company's current CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Company's current CEO and CFO concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company's disclosure controls and procedures were not adequate or effective, at a reasonable assurance level. At the same time, the Company's current CEO and CFO also concluded that there were material weaknesses in the Company's system of internal controls. These conclusions were arrived at based on management's determination that, prior to the recent departure of certain management personnel, there was an ineffective and/or improper "tone" at the executive management level of the Company at the time relating to the discouragement, prevention, detection and disclosure of actual and/or apparent improper transactions coupled with the ability of certain members of management to override legitimate concerns about such transactions, as well as inadequate emphasis by such departed management personnel on the requirements for a thorough and proper analysis of all accounts and financial transactions by or on behalf of the Company. Current management is convinced that the abrupt departure of certain of these management personnel has sent a clear and convincing message throughout the Company that these type practices will no longer be tolerated. Management has also conducted and is continuing to conduct various internal audits and considering the adoption of additional policies and procedures in order to be able to ensure itself and the Company's audit committee and board of directors that these instances of oversight and failures of properly functioning internal controls will not recur.

b. Changes in Internal Control over Financial Reporting

The Company reviews its internal control over financial reporting as part of its on going efforts to ensure compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. In addition, the Company routinely reviews its system of internal control over financial reporting to identify potential changes to its processes and systems that may improve controls and increase efficiency, while ensuring that it maintains an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating the activities of acquired business units, formalizing policies and procedures, improving segregation of duties, and adding additional monitoring controls. In addition, when the Company acquires new businesses, it incorporates its controls and procedures into the acquired business as part of the Company's integration activities. Except as discussed in the immediately preceding paragraph, there have been no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in the Company's internal control over financial reporting during the quarter ended June 30, 2005, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

The Company will be required to evaluate its internal controls over financial reporting in order to comply with the requirements of the Sarbanes-Oxley Act of 2002 and expects to incur significant costs in meeting these requirements. The Company is required to meet the requirements of the Sarbanes-Oxley Act by December 31, 2006.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

All the Company's current materially significant legal proceedings arise out of its ISP business. While the results of these proceedings cannot be predicted with certainty, management believes that the final outcome of these proceedings and their settlement will not have a material adverse effect on the Company's consolidated financial statements, results of operations or cash flows, as the Company no longer actively markets its ISP business and the Company believes it is in substantial compliance with the law.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Please refer to Form 8-K filed with the Securities and Exchange Commission on July 15, 2005, which is incorporated herein by reference.

ITEM 5. OTHER INFORMATION

During the three months ended June 30, 2005, the Company filed with the Securities and Exchange Commission Current Reports on Form 8-K on April 26, May 5, June 28 and June 29, 2005.

ITEM 6. EXHIBITS


(a) Exhibits:


The following exhibits are filed herewith:

EXHIBIT NO.   DESCRIPTION OF DOCUMENT
-----------   -----------------------

4.14.1        Form of Epixtar Securities Purchase Agreement with Laurus Master
              Fund, Ltd.

4.14.2        Form of Epixtar Secured Convertible Term Note

4.15.1        Form of Amendment Agreement with Laurus

4.15.2        Form of Reaffirmation and Ratification Agreement with Laurus

10.18         Form of Epixtar Settlement Agreement with SER Solutions, Inc.

10.19         Form of Epixtar Consulting Agreement with Realization Services,
              Inc.

10.20.1 Form of Epixtar Payment Agreement with former Innovative Marketing Strategies, Inc. shareholders

10.20.2       Form of Epixtar Payment Agreement with DDM Consulting, Inc. re:
              Assumed Debt

10.20.3       Form of Epixtar Payment Agreement with DDM Consulting re:
              Commissions

10.20.4       Form of Epixtar Broker Agreement with DDM Consulting, Inc

11 Statement re Computation of Per Share Earnings is incorporated by reference to Part I., Item 1. Financial Statements, Note 8, Earnings (Loss) Per Share.

EXHIBIT NO.   DESCRIPTION OF DOCUMENT - CONT.
-----------   -------------------------------


31.1          Certification of Chief Executive Officer

31.2          Certification of Chief Financial Officer

32.1          Certification of Chief Executive Officer Pursuant to 18 U.S.C.
              Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2          Certification of Chief Financial Officer Pursuant to 18 U.S.C.
              Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         EPIXTAR CORP.
                                            (Registrant)


Dated:                                 By: /s/ Irving Greenman
August 19, 2005                            Irving Greenman,
                                           -------------------------------------
                                           President and Chief Financial Officer

                                    EXHIBITS

                                TABLE OF CONTENTS


EXHIBIT NO.       DESCRIPTION OF DOCUMENT

     4.14.1        Form of Epixtar Securities Purchase Agreement with Laurus Master Fund, Ltd.
     4.14.2        Form of Epixtar Secured Convertible Term Note
     4.15.1        Form of Amendment Agreement with Laurus
     4.15.2        Form of Reaffirmation and Ratification Agreement with Laurus
      10.18        Form of Epixtar Settlement Agreement with SER Solutions, Inc.
      10.19        Form of Epixtar Consulting Agreement with Realization Services, Inc.
     10.20.1       Form of Epixtar Payment Agreement with former Innovative Marketing Strategies, Inc.
                   shareholders
     10.20.2       Form of Epixtar Payment Agreement with DDM Consulting, Inc. re: Assumed Debt
     10.20.3       Form of Epixtar Payment Agreement with DDM Consulting re: Commissions
     10.20.4       Form of Epixtar Broker Agreement with DDM Consulting, Inc.
      31.1         Certification of Chief Executive Officer
      31.2         Certification of Chief Financial Officer
      32.1         Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted
                   Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
      32.2         Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted
                   Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002