Form 10-Q/A
period 2005-06-30
EPIXTAR CORP
filed 2005-08-23
CIK 1099730

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

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

The Registrant's Form 10Q for the quarter ended June 30, 2005 has been amended in the following respects:

o Management's Discussion and Analysis of the Results of Financial Condition and Results of Operations has been expanded to explain in more detail what steps management is taking to stem the recent losses from its BPO business activities and to explain why its reported number of "enabled seats" (call center seats) has declined from prior reports.

o Certain reclassifications have been made in the 2004 financial statements to conform to 2005 presentation.

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
                                                                                  ==============       =============


See Notes to Consolidated Financial Statements.

EPIXTAR CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                      Three Months Ended June 30,            Six Months Ended June 30,
                                                        2005               2004               2005               2004
                                                    ------------       ------------       ------------       -----------
Revenues                                            $  9,099,332       $  4,287,336       $ 18,179,406       $  9,163,484
                                                    ------------       ------------       ------------       ------------
Cost of production employees                           4,056,688            259,577          7,307,189            429,864
Billing costs                                            291,587            705,385            568,403          1,641,744
Other costs of revenue                                 1,439,242            268,114          2,106,106            465,822
                                                    ------------       ------------       ------------       ------------
     Total costs of revenue                            5,787,517          1,233,076          9,981,698          2,537,430
                                                    ------------       ------------       ------------       ------------
Gross profit                                           3,311,815          3,054,260          8,197,708          6,626,054
                                                    ------------       ------------       ------------       ------------
Expenses:
     Compensation and benefits                         4,016,492          1,950,638          7,442,821          3,605,408
     Other selling, general and administrative         2,108,665          1,428,834          5,207,474          2,998,441
     Consulting fees and reimbursements -
     related party                                     2,001,250            675,000          3,126,250          1,350,000
     Provision for doubtful accounts                     (25,866)           206,765            162,034            293,678
     Depreciation and amortization                       637,768            270,670          1,422,153            371,664
     Amortization of intangible assets                   373,250               --              746,500               --
                                                    ------------       ------------       ------------       ------------
     Total operating expenses                          9,111,559          4,531,907         18,107,232          8,619,191
                                                    ------------       ------------       ------------       ------------
Loss from operations                                  (5,799,744)        (1,447,647)        (9,909,524)        (1,993,187)

Other Income (Expense):
     Other income (expense)                              (12,319)            (5,502)            29,593            (14,328)
     Gain on extinguishment of debt                       56,267            281,250             56,267            281,250
     Factoring fees on accounts receivable               (96,479)          (251,652)          (150,103)          (371,003)
     Interest expense                                   (341,455)          (118,258)          (562,319)          (480,827)
     Amortization, debt discounts                       (196,586)          (442,917)          (334,749)          (356,226)
     Amortization, cost of borrowings                   (145,150)          (234,814)          (290,303)          (234,814)
     Amortization of beneficial conversion
     feature of convertible debt                         (14,587)        (1,248,975)           (28,071)        (1,248,975)
     Warrants issued in lieu of finance
     charges                                            (303,073)               --          (1,169,805)                --
     Other finance charges                                  --               (1,971)          (100,000)            (1,971)
                                                    ------------       ------------       ------------       ------------
Other income (expense), net                           (1,053,382)        (2,186,148)        (2,549,490)        (2,530,212)
                                                    ------------       ------------       ------------       ------------
Loss before income taxes                              (6,853,126)        (3,663,795)       (12,459,014)        (4,523,349)
Provision for income taxes                                  --                 --                 --                 --
Net loss                                            $ (6,853,126)      $ (3,663,795)      $(12,459,014)      $ (4,523,349)
Cumulative dividends on preferred stock                  (38,795)           (44,020)           (85,813)           (88,040)
                                                    ------------       ------------       ------------       ------------
Loss Assignable  to Common Stockholders             $ (6,891,921)      $ (3,707,815)      $(12,544,829)      $ (4,611,359)
                                                    ============       ============       ============       ============
Loss per common share:
     Basic and Dilutive                             $      (0.56)      $      (0.34)      $      (1.05)      $      (0.43)
                                                    ============       ============       ============       ============


See Notes to Consolidated Financial Statements.

EPIXTAR CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                         Six Months Ended June 30,
                                                                          2005               2004
                                                                      ------------       ------------
OPERATING ACTIVITIES:
Net loss                                                              $(12,459,014)        (4,523,349)
Adjustments to reconcile net loss to net cash
   and cash equivalents used in operating
   activities:
     Depreciation and amortization                                       1,422,153            371,664
     Provision for doubtful accounts                                       162,034            293,678
     Stock-based compensation                                            1,086,800            159,375
     Warrants issued in lieu of finance charges                          1,169,805               --
     Amortization of beneficial conversion feature                          28,071          1,412,285
     Amortization of discount on convertible debt                          334,749            442,917
     Amortization of cost of borrowings                                    290,303            234,815
     Amortization of discount on stockholder loan                             --               52,325
     Amortization of intangible assets                                     746,500               --
     Gain on extinguishment of debt                                        (56,267)          (281,250)
   Changes in assets and liabilities:
     (Increase) decrease in:
        Accounts receivable                                                 72,818            298,415
        Prepaid expenses and other                                        (450,299)           (53,931)
        Deferred billing costs                                               1,989            132,786
        Deposits and other                                                  59,654            (70,604)
     Increase (decrease) in:
        Accounts payable, accrued expenses and other liabilities         2,631,690         (1,487,577)
        Accounts payable - related party                                 1,148,008            975,000
        Accrued interest payable                                           201,051               --
        Deferred revenues                                                 (104,872)          (411,465)
                                                                      ------------       ------------
           Net cash and cash equivalents used in
              operating activities                                      (3,714,827)        (2,454,918)
                                                                      ------------       ------------
INVESTING ACTIVITIES:
Cash paid for acquisition of IMS                                           (50,000)              --
Cash paid for acquisition of property and equipment                       (622,164)        (1,917,824)
                                                                      ------------       ------------
           Net cash and cash equivalents used in
              investing activities                                        (672,164)        (1,917,824)
                                                                      ------------       ------------
FINANCING ACTIVITIES:
Proceeds from the issuance of debt, net of loan costs                    7,033,450          6,671,500
Repayment of notes payable and capital lease obligations                (2,719,845)        (1,105,298)
                                                                      ------------       ------------
           Net cash and cash equivalents provided by
              financing activities                                       4,313,605          5,566,202
                                                                      ------------       ------------
Net effect of exchange rates on cash                                       (19,601)           (23,190)
                                                                      ------------       ------------
Net (Decrease) Increase in Cash and Cash Equivalents                       (92,987)         1,170,270
Cash and Cash Equivalents, beginning of period                           1,530,052          1,342,186
                                                                      ------------       ------------
Cash and Cash Equivalents, ending of period                           $  1,437,065       $  2,512,456
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

In December 2003, the Company issued 7% Secured Convertible Notes in the amount of $500,000 to accredited investors. During 2004, $50,000 was repaid and the remaining notes amounting to $450,000, matured in December 2004. In October 2004, in connection with the purchase of equipment related to the contact center business, the Company issued 6% Notes maturing in December 2004, in the amount of $500,000 to the same accredited investors. The Company obtained from these lenders extensions to the 7% Secured Convertible Notes and the 6% Notes through April 29, 2005. As consideration for the extension, on April 22, 2005, a related party to the Company transferred to the lender detachable warrants it held to purchase 200,000 shares of the Company's common stock for $0.50 per share, exercisable at any time over a five year period from the date of issuance. Using the Black-Scholes model the Company estimated the fair value of the 200,000 warrants and allocated $173,314, or $0.87 per common share to the warrants, which was recognized as expense on the accompanying Consolidated Statement of Operations for the six months ended June 30, 2005. Additionally, as part of the extension, the Company issued 145,000 shares of common stock, in Voxx, a majority-owned subsidiary of the Company for no additional consideration. The Company estimated the fair value of the 145,000 Voxx shares at $88,530, or $0.61 per common share which was expensed during the three months ended June 30, 2005. The extension to the Notes matured on April 29, 2005, and the Company is currently negotiating with the lenders to obtain another extension of the maturity date. To the extent the Company is unsuccessful in any such negotiations and/or the Company otherwise defaults on the terms of this or any of its other long term debt, the result of such default, if not cured in accordance with any applicable grace period, will be to accelerate the due date of all of the Company's other long term indebtedness with the result that all such debt will become immediately due and payable.

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

The Notes provide that it is an "event of default" in the event of, among other things, non-payment, a breach of a covenant or any other agreement made by the borrowers in the note purchase agreements, the appointment of a receiver, an unsatisfied money judgment against one of the borrowers or any of their subsidiaries in excess of $150,000 for more than 30 days, a change in control of the Company or Voxx (other than in connection with a Voxx IPO), the institution of a government regulatory proceeding which prevents the borrowers from utilizing a substantial portion of their assets , or the occurrence of an "event of default" in certain other agreements to which the borrowers are parties. If an "event of default" should occur and continue beyond any applicable grace period, 110% of the then outstanding principal balance of the Notes plus accrued but unpaid interest becomes immediately due and payable. Because of default provisions and lockbox requirements contained in the agreements, the entire outstanding principal amount as of June 30, 2005 is classified as current on the accompanying Consolidated Balance Sheet.

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

         Restricted Stock

On April 20, 2005, the Board of Directors of the Company granted an aggregate of 2,000,000 shares of Voxx Corporation common stock owned by the Company (the Restricted Shares), to certain employees and consultants of the Company, including 1.5 million of the shares issued to a related party. As of June 30, 2005, there were 1,760,000 Restricted Shares outstanding. The Company estimated the fair value of the Restricted Shares at $1,086,800, or $0.62 per common share, which was recognized as expense on the accompanying Consolidated Statement of Operations during the three months ended June 30, 2005.

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

In response to this situation, current management has embarked on an aggressive program intended to restore the Company to profitability. This program includes steps to (1) increase revenues and the profitability of its existing BPO programs, (2) accelerate the migration of BPO service contract fulfillment from the Company's U.S. call centers to its Philippine locations, (3) curtail costs and eliminate unnecessary expenses, (3) restructure the Company's payables and loan obligations (see Recent Events), and (4) temporarily suspend its plan for a rapid expansion of its Philippine call center operations pending the completion of additional financing. To date, this program has achieved an aggregate of approximately $600,000 per month in salary expense reductions and approximately $200,000 per month in selling, general and administrative cost reductions. Management anticipates that it will be able to achieve significant additional reductions in both of these expense categories in the months to come.

To further assist it in the accomplishment of the objectives of this program, management has engaged the services of a consulting firm specializing in turnarounds to assist it with the implementation of its plan and the improvement of operational efficiencies in all of these areas. In cooperation with the consulting firm, the goal of management's near term program in this regard is to return the Company to a cash break-even position by the end of the year.

Notwithstanding the Company's recent history of significant, recurring losses from operations, management continues to believe that the decision to get into the business of offshore call center operation was a sound one and that, when fully implemented and properly operated, will enable the Company to successfully execute its long term business plan and enable it to realize attractive returns for its investors. However, management can provide no assurance that it will be able to execute its long range business plan


     Business Segments

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

         Business Processing Outsourcing and Contact Center Business

The Company began developing its contact center business in the latter part of 2003 and continued throughout 2004 and now has approximately 1,052 enabled seats in the Philippines and the United States, including approximately 384 seats added through the Company's acquisition of IMS which service several major clients, and encompasses supporting personnel. This number is somewhat below that reported in one or more prior periods because current management has elected to take a much more conservative view of what, in fact, constitutes an "enabled seat." Seats that now require any additional amount of investment to become fully operational, no matter how insignificant, are no longer categorized as "enabled." The Company continues to actively market its contact center services. Due to recent liquidity concerns the Company has recently delayed building out additional infrastructure. See Current Trends, below.

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

In response to this situation, current management has embarked on an aggressive program intended to restore the Company to profitability. This program includes steps to (1) increase revenues and the profitability of its existing BPO programs, (2) accelerate the migration of BPO service contract fulfillment from the Company's U.S. call centers to its Philippine locations, (3) curtail costs and eliminate unnecessary expenses, (3) restructure the Company's payables and loan obligations (see Recent Events), and (4) temporarily suspend its plan for a rapid expansion of its Philippine call center operations pending the completion of additional financing. To date, this program has achieved an aggregate of approximately $600,000 per month in salary expense reductions and approximately $200,000 per month in selling, general and administrative cost reductions. Management anticipates that it will be able to achieve significant additional reductions in both of these expense categories in the months to come.

To further assist it in the accomplishment of the objectives of this program, management has engaged the services of a consulting firm specializing in turnarounds to assist it with the implementation of its plan and the improvement of operational efficiencies in all of these areas. In cooperation with the consulting firm, the goal of management's near term program in this regard is to return the Company to a cash break-even position by the end of the year.

Notwithstanding the Company's recent history of significant, recurring losses from operations, management continues to believe that the decision to get into the business of offshore call center operation was a sound one and that, when fully implemented and properly operated, will enable the Company to successfully execute its long term business plan and enable it to realize attractive returns for its investors. However, management can provide no assurance that it will be able to execute its long range business plan

On a pro forma basis, assuming the acquisition of IMS had been in January 2004, the Company would have reported a net losses of $4,477,100, or $0.39 per basic and diluted common share, and $6,251,233, or $0.56 per share, respectively, during the three and six months ended June 30, 2004. IMS' gross profit margin for the three and six months period of 2004 were approximately $2,151,881, or 51.8%, and $3,975,182, or 45.6%, respectively; however, high administrative expenses resulted in a loss from operations of approximately $299,000 and $700,000, respectively, during the three and six month ended June 30, 2004.

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

THREE AND SIX MONTHS ENDED JUNE 30, 2005 COMPARED WITH THREE AND SIX MONTHS ENDED JUNE 30, 2004


                                   THREE MONTHS ENDED JUNE 30,                      SIX MONTHS ENDED JUNE 30,
                     -----------------------------------------------------    -----------------------------------------------------
                                                           Variance                                                  Variance
                         2005          2004             $             %          2005           2004              $             %
                     ------------   ------------   ------------    -------    ------------   ------------   ------------    -------
Revenue              $  9,099,332   $  4,287,336   $  4,811,996      112.2%   $ 18,179,406   $  9,163,484   $  9,015,922       98.4%
Cost of  revenue        5,787,517      1,233,076      4,554,441      369.4%      9,981,698      2,537,430      7,444,268      293.4%
                     ------------   ------------   ------------    -------    ------------   ------------   ------------    -------
Gross profit            3,311,815      3,054,260        257,555        8.4%      8,197,708      6,626,054      1,571,654       23.7%
                     ------------   ------------   ------------    -------    ------------   ------------   ------------    -------
Operating expenses
(exclusive of
depreciation, and
amortization of
intangibles)            8,100,541      4,364,555      3,735,986       85.6%     15,938,580      8,350,845      7,587,335       90.9%
Depreciation,
and amortization of
intangibles             1,011,018        270,670        740,348      273.5%      2,168,653        371,664      1,796,989      483.5%
Other non operating
expenses, net           1,053,382      2,082,830     (1,029,448)     -49.4%      2,549,489      2,426,894        122,595        5.1%
                     ------------   ------------   ------------    -------    ------------   ------------   ------------    -------
Net loss
                     $ (6,853,126)  $ (3,663,795)  $ (3,189,331)      87.0%   $(12,459,014)  $ (4,523,349)  $ (7,485,665)     165.5%
                     ------------   ------------   ------------    -------    ------------   ------------   ------------    -------
Net loss per share   $      (0.56)  $      (0.34)                             $      (1.05)  $      (0.43)
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


Liquidity and Capital Resources

The Company currently has significant liquidity problems. Cash from operations is inadequate to cover operating costs, past liabilities and past indebtness incurred in connection with the expansion of its call center business. The short fall is presently being covered by the expanded and revised financing arrangements with Laurus (see Notes 5 and 11), on which the Company is completely dependent upon for continued operations. The Company's present liquidity difficulties arose because it was unable to obtain substantial equity financing it thought was available to meet the expansion needs of the Company. As a result, the Company committed to the expansion without adequate financing. Indebtedness aggregating approximately $26,051,000 was outstanding at June 30, 2005, excluding related party financing of $2,474,000. See Recent Events.

In response to this situation, current management has embarked on an aggressive program intended to restore the Company to profitability. This program includes steps to (1) increase revenues and the profitability of its existing BPO programs, (2) accelerate the migration of BPO service contract fulfillment from the Company's U.S. call centers to its Philippine locations, (3) curtail costs and eliminate unnecessary expenses, (3) restructure the Company's payables and loan obligations (see Recent Events), and (4) temporarily suspend its plan for a rapid expansion of its Philippine call center operations pending the completion of additional financing. To date, this program has achieved an aggregate of approximately $600,000 per month in salary expense reductions and approximately $200,000 per month in selling, general and administrative cost reductions. Management anticipates that it will be able to achieve significant additional reductions in both of these expense categories in the months to come.

To further assist it in the accomplishment of the objectives of this program, management has engaged the services of a consulting firm specializing in turnarounds to assist it with the implementation of its plan and the improvement of operational efficiencies in all of these areas. In cooperation with the consulting firm, the goal of management's near term program in this regard is to return the Company to a cash break-even position by the end of the year.

Notwithstanding the Company's recent history of significant, recurring losses from operations, management continues to believe that the decision to get into the business of offshore call center operation was a sound one and that, when fully implemented and properly operated, will enable the Company to successfully execute its long term business plan and enable it to realize attractive returns for its investors. However, management can provide no assurance that it will be able to execute its long range business plan

     CASH SOURCES AND USES

The primary sources of cash for the Company have been proceeds from the issuance of long-term debt and equity securities. The primary uses of cash have been working capital, and capital expenditures.

Operations

The Company's cash and cash equivalents as of June 30, 2005 were $1,437,065 compared with $1,530,052 at December 31, 2004. Amounts held in escrow at June 30, 2005 and December 31, 2004, were $1,537,200 and $1,100,000, respectively.
The working capital deficit was approximately $28,867,500 as of June 30, 2005, compared with $8,033,988 at December 31, 2004, a 259.3% increase. During the six months ended June 30, 2005, the Company used $3,714,827 of cash for operations compared with $2,454,918 used during the comparable period of 2004. The increase in negative cash flow from operations for 2005 was primarily the result of a $12,459,014 loss from operations compared with a loss of $4,523,349 in 2004, a change of $7,935,665, which included increases in non cash charges of $1,050,489, $1,169,805, $1,086,800 and $746,500 relating to depreciation and amortization expense, to the issuances of warrants and restricted stock, and to the amortization of intangibles, respectively. An increase of $4,119,264 in accounts payable and accrued expenses partially offset the decline in cash resources during the quarter.


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

ITEM 6. EXHIBITS


(a) Exhibits:


The following exhibits are filed herewith:

EXHIBIT NO.   DESCRIPTION OF DOCUMENT
-----------   -----------------------

4.14.1* Form of Epixtar Securities Purchase Agreement with Laurus Master Fund, Ltd.

4.14.2*       Form of Epixtar Secured Convertible Term Note

4.15.1*       Form of Amendment Agreement with Laurus

4.15.2*       Form of Reaffirmation and Ratification Agreement with Laurus

10.18*        Form of Epixtar Settlement Agreement with SER Solutions, Inc.

10.19*        Form of Epixtar Consulting Agreement with Realization Services,
              Inc.

10.20.1* Form of Epixtar Payment Agreement with former Innovative Marketing Strategies, Inc. shareholders

10.20.2*      Form of Epixtar Payment Agreement with DDM Consulting, Inc. re:
              Assumed Debt

10.20.3*      Form of Epixtar Payment Agreement with DDM Consulting re:
              Commissions

10.20.4*      Form of Epixtar Broker Agreement with DDM Consulting, Inc

11 Statement re Computation of Per Share Earnings is incorporated by reference to Part I., Item 1. Financial Statements, Note 8, Earnings (Loss) Per Share.

EXHIBIT NO.   DESCRIPTION OF DOCUMENT - CONT.
-----------   -------------------------------


31.1*         Certification of Chief Executive Officer

31.2*         Certification of Chief Financial Officer

32.1*         Certification of Chief Executive Officer Pursuant to 18 U.S.C.
              Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*         Certification of Chief Financial Officer Pursuant to 18 U.S.C.
              Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Incorporated by reference to Form 10Q for the quarter ended June 30, 2005 filed with the SEC on August 22, 2005.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         EPIXTAR CORP.
                                            (Registrant)


Dated:                                 By: /s/ Irving Greenman
August 23, 2005                            Irving Greenman,
                                           -------------------------------------
                                           President and Chief Financial Officer

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