Form 10-Q
period 2005-09-30
EPIXTAR CORP
filed 2005-12-08
CIK 1099730

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           (Mark One)
              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005
                                       or
              |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                       For the transition period from ________ to ________

                        COMMISSION FILE NUMBER 011-15489

                                  EPIXTAR CORP.
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              FLORIDA                                  65-0722193
------------------------------------     --------------------------------------
    (State or other jurisdiction          (I.R.S. Employer Identification No.)
        of incorporation or
           organization)


   11900 BISCAYNE BOULEVARD, SUITE 700
          MIAMI, FLORIDA                                     33181
------------------------------------------     ---------------------------------
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


The number of shares of the registrant's common stock, $0.001 par value, outstanding as of October 6, 2005, was 12,465,353 shares.

Epixtar Corp.Form 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2005

                                TABLE OF CONTENTS


PART I. FINANCIAL INFORMATION (UNAUDITED)                                                                              PAGE

         Item 1. Financial Statements
                 Consolidated Balance Sheets                                                                           2
                 Consolidated Statements of Operations                                                                 3
                 Consolidated Statements of Cash Flows                                                                 4-5
                 Notes to Consolidated Financial Statements                                                            6-18
         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations                 19-24
         Item 3. Quantitative and Qualitative Disclosures About Market Risk33                                          24-26
         Item 4. Controls and Procedures                                                                               26

PART II. OTHER INFORMATION
         Item 1. Legal Proceedings                                                                                     26-27
         Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
         Item 5. Other Information                                                                                     27
         Item 6. Exhibits                                                                                              28
         Signatures                                                                                                    29
         Exhibits Index

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

Such forward looking statements are subject to various known and unknown risks and uncertainties, as well as assumptions that, if they do not materialize or prove correct, could cause the Company's results to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including, but not limited to, statements: of the Company's plans, strategies and objectives for future operations;. Forward-looking statements may be identified by their use of forward-looking terminology, such as "believes," "expects," "may," "should," "would," "will," "intends," "plans," "estimates," "anticipates" or similar words. The Company's consolidated results and the forward-looking statements could be affected by many factors, including: For examples of such risks and uncertainties, please see the cautionary statements contained in "Risk Factors Relating to Reorganization" in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations".

ITEM 1. FINANCIAL STATEMENTS
EPIXTAR CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                                       September 30,            December 31,
                                                                                            2005                    2004
                                                                                    ---------------------     ---------------------
                                                                                        (Unaudited)
                                      ASSETS
Current Assets:
     Cash and cash equivalents (includes amounts held in escrow of
        $209,360 at September 30, 2005 and $1,110,000 at December 31, 2004 )          $          606,640             $   1,530,052
     Restricted cash                                                                             175,000                   175,000
     Accounts receivable, net                                                                  6,367,041                 4,454,152
     Deferred loan costs, current portion                                                      1,252,547                   423,777
     Prepaid expenses and other current assets                                                   399,362                   201,045
     Deferred billing costs                                                                       63,973                    70,454
                                                                                    ---------------------     ---------------------
                   Total current assets                                                                                  6,854,480
                                                                                               8,864,563
     Property and Equipment, net                                                               7,993,654                 5,103,409
     Other Assets:
                Note receivable                                                                        -                   900,000
                Goodwill                                                                       3,360,272                 3,360,272
                Intangibles                                                                    4,855,780                         -
                Deferred loan costs, net of current portion                                            -                   540,886
                Deposits and other                                                             3,326,157                 1,289,668
                                                                                    ---------------------     ---------------------
                   Total other assets                                                         11,542,209                 6,090,826
                                                                                    ---------------------     ---------------------
                   Total assets                                                         $     28,400,426            $   18,048,715
                                                                                    =====================     =====================

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
     Accounts payable                                                                    $     3,527,809             $   2,666,713
     Accounts payable, related party                                                           3,065,000                   975,000
     Deferred revenue                                                                            616,766                   722,328
     Accrued expenses and other liabilities                                                    3,807,570                 1,277,565
     Accrued interest                                                                            873,836                   460,104
     Current portion of debt and capital leases                                               21,868,822                 6,312,758
     Note payable, stockholder                                                                 2,474,000                 2,474,000
                                                                                    ---------------------     ---------------------
         Total current liabilities                                                            36,233,803                14,888,468
Long-Term Liabilities:
     Debt and capital leases, net of current portion                                           4,074,312                 3,893,470
                                                                                    ---------------------     ---------------------
Total  liabilities                                                                            40,308,115                18,781,938
                                                                                    ---------------------     ---------------------
Commitments and Contingencies
                                                                                                       -                         -
Stockholders'  Deficiency:
     Convertible preferred stock, $.001 par value;
                10,000,000 shares authorized; 14,800 and 16,500 shares issued and
                outstanding (liquidation preference of $2,960,000 and $3,300,000)                     15                        17
     Common stock, $.001 par value, 50,000,000 shares authorized;
                12,465,353 and 11,544,219 shares issued and outstanding                           12,465                    11,544
     Additional paid-in capital                                                               26,485,590                22,114,353
     Accumulated deficit                                                                     (38,256,144)              (22,838,853)
     Accumulated other comprehensive loss                                                       (149,615)                  (20,284)
                                                                                    ---------------------     ---------------------
                   Total stockholders' deficiency                                            (11,907,689)                 (733,223)
                                                                                    ---------------------     ---------------------
                   Total liabilities and stockholders' deficiency                       $     28,400,426            $   18,048,715
                                                                                    =====================     =====================
See Notes to Consolidated Financial Statements.


BECAUSE OF ITS FINANCIAL CONDITION AND THE AMOUNT OWED TO ITS AUDITORS THE FINANCIAL STATEMENTS HEREIN HAVE NOT BEEN REVIEWED BY THE COMPANY'S AUDITORS AND DO NOT MEET THE TECHNICAL REQUIREMENTS OF FORM 10Q .

EPIXTAR CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                          Three Months Ended September 30,    Nine Months Ended September 30,
                                                                2005              2004              2005              2004
                                                          ----------------  ----------------  ----------------  ---------------

Revenues                                                      $ 9,648,758      $  4,366,286      $ 27,828,163     $ 13,529,770
                                                          ----------------  ----------------  ----------------  ---------------
Cost of production employees                                    3,583,604           477,304        10,890,793          907,168
Billing cost                                                      204,033           397,352           772,436        2,039,096
Other costs of revenue                                          1,080,848           457,281         3,186,954          923,103
                                                          ----------------  ----------------  ----------------  ---------------
   Total costs of revenue                                       4,868,485         1,331,937        14,850,183        3,869,367
                                                          ----------------  ----------------  ----------------  ---------------
Gross profit                                                    4,780,273         3,034,349        12,977,980        9,660,403
                                                          ----------------  ----------------  ----------------  ---------------
Expenses:
   Compensation and benefits                                    2,765,536         2,021,798        10,208,357        5,627,207
   Other selling, general and administrative                    2,139,364         1,899,306         7,346,839        4,897,746
   Consulting fees and reimbursements - related party             900,000           675,945         4,026,250        2,025,945
   Provision for doubtful accounts                                 11,253            24,400           173,288          318,078
   Depreciation and amortization                                  334,416           417,231         1,756,568          788,895
   Amortization of intangible assets                              364,287                 -         1,110,787                -
                                                          ----------------  ----------------  ----------------  ---------------
   Total operating expenses                                     6,514,856         5,038,680        24,622,089       13,657,871
                                                          ----------------  ----------------  ----------------  ---------------
Loss from operations                                           (1,734,583)       (2,004,331)      (11,644,109)      (3,997,468)

Other Income (Expense):
   Other income (expense)                                         (17,299)            6,515            12,295           (7,813)
   Gain on extinguishment (loss on settlement) of debt            (86,306)          859,287           (30,040)       1,140,537
   Factoring fees on accounts receivable                          (48,448)                -          (198,550)        (371,003)
   Interest expense                                              (420,117)          (78,576)         (982,436)        (412,721)
   Amortization, debt discounts                                  (190,834)         (157,371)         (525,584)        (600,288)
   Amortization, cost of borrowings                              (155,863)         (127,794)         (446,166)        (362,608)
   Warrants issued in lieu of finance charges                        (365)                -        (1,170,170)               -
   Amortization of beneficial conversion feature
     of convertible stock                                         (14,036)         (400,150)          (42,106)      (1,812,434)
   Other finance charges                                         (348,270)           (2,960)         (448,270)          (4,931)
                                                          ----------------  ----------------  ----------------  ---------------
Other income (expense), net                                    (1,281,538)           98,951        (3,831,027)      (2,431,261)
                                                          ----------------  ----------------  ----------------  ---------------
Loss before income taxes                                       (3,016,121)       (1,905,380)      (15,475,136)      (6,428,729)
Provision for income taxes                                              -                 -                 -                -
Net loss                                                    $  (3,016,121)     $ (1,905,380)     $(15,475,136)    $ (6,428,729)
Cumulative dividends on preferred stock                           (58,008)          (88,792)         (143,823)        (176,852)
                                                          ----------------  ----------------  ----------------  ---------------
Loss Assignable  to Common Stockholders                     $  (3,074,129)     $ (1,994,172)     $(15,618,959)    $ (6,605,581)
                                                          ================  ================  ================  ===============


Loss per common share:
   Basic and Diluted                                        $       (0.25)     $      (0.17)     $      (1.29)    $      (0.60)
                                                          ================  ================  ================  ===============


See Notes to Consolidated Financial Statements.

BECAUSE OF ITS FINANCIAL CONDITION AND THE AMOUNT OWED TO ITS AUDITORS THE FINANCIAL STATEMENTS HEREIN HAVE NOT BEEN REVIEWED BY THE COMPANY'S AUDITORS AND DO NOT MEET THE TECHNICAL REQUIREMENTS OF FORM 10Q

EPIXTAR CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                           Nine Months Ended September 30,
                                                                                              2005                    2004
                                                                                      ------------------      ------------------
OPERATING ACTIVITIES:
Net income (loss)                                                                         $ (15,475,136)         $   (6,428,729)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
                 Depreciation and amortization                                                1,756,568                 788,895
                 Provision for doubtful accounts                                                173,288                 318,078
                 Stock-based compensation                                                     1,086,800                 158,208
                 Warrants issued in lieu of finance charges                                   1,170,170                       -
                 Amortization of beneficial conversion feature of convertible stock              42,106               1,812,434
                 Amortization of discount on convertible debt                                   525,584                 600,288
                 Amortization of cost of borrowings                                             446,166                 362,608
                 Amortization of discount on stockholder loan                                         -                  78,488
                 Amortization of intangible assets                                            1,110,787                       -
                 Gain on extinguishment (loss on settlement) of debt                             30,040              (1,140,537)
              Changes in assets and liabilities:
                 Decrease (increase) in:
                    Accounts receivable                                                        (921,966)              1,077,802
                    Prepaid expenses and other                                                 (179,534)                (54,987)
                    Deferred billing costs                                                        6,481                 203,224
                    Deposits and other                                                           43,759                (130,207)
                 Increase (decrease) in:
                    Accounts payable                                                         (3,375,620)                229,128
                    Accounts payable - related party                                          2,088,008                 975,000
                    Accrued expenses and other liabilities                                    3,863,754                       -
                    Accrued interest payable                                                    413,731                       -
                    Deferred revenues                                                          (105,563)               (674,908)
                                                                                      ------------------      ------------------
                       Net cash and cash equivalents used in
                          operating activities                                               (7,300,577)             (1,825,215)
                                                                                      ------------------      ------------------
INVESTING ACTIVITIES:
Cash paid for acquisition of IMS                                                                (50,000)                      -
Cash paid for acquisition of property and equipment                                          (1,924,530)             (2,810,039)
Investment in note receivable                                                                         -                (600,000)
Release of cash restricted by governmental agency                                                     -                 241,721
                                                                                      ------------------      ------------------
                       Net cash and cash equivalents used in
                          investing activities                                               (1,974,530)             (3,168,318)
                                                                                      ------------------      ------------------
FINANCING ACTIVITIES:
Proceeds from the issuance of debt, net of loan costs                                        20,649,429               6,671,499
Repayment of notes payable and capital lease obligations                                    (12,168,403)             (1,298,143)
                                                                                      ------------------      ------------------
                       Net cash and cash equivalents provided by
                          financing activities                                                8,481,026               5,373,356
                                                                                      ------------------      ------------------
Net effect of exchange rates on cash                                                           (129,331)                  1,296
                                                                                      ------------------      ------------------
Net Increase (Decrease) in Cash and Cash Equivalents                                           (923,412)                381,119
Cash and Cash Equivalents, beginning of the period                                            1,530,052               1,342,186
                                                                                      ------------------      ------------------
Cash and Cash Equivalents, ending of the period                                           $     606,640          $    1,723,305
                                                                                      ==================      ==================

EPIXTAR CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


(Cont.)

                                                                                             Nine Months Ended September 30,
                                                                                                  2005              2004
                                                                                            ----------------  ----------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income Tax Paid                                                                                 $         -       $         -
                                                                                            ================  ================
Interest Paid                                                                                   $   568,705       $   220,543
                                                                                            ================  ================

NON CASH TRANSACTIONS
Issuance of 550,290 shares of common stock as part of guaranteed agreement related to the
  Company's acquisition of IMS                                                                  $   385,000       $         -
Conversion of 3,700 shares of preferred stock into
  414,557 shares of common stock                                                                    294,000                 -
Purchase commitment of equipment secured by promissory note                                       3,070,000                 -
Equipment purchased under capital leases                                                            247,832           339,476


See Notes to Consolidated Financial Statements.


BECAUSE OF ITS FINANCIAL CONDITION AND THE AMOUNT OWED TO ITS AUDITORS THE FINANCIAL STATEMENTS HEREIN HAVE NOT BEEN REVIEWED BY THE COMPANY'S AUDITORS AND DO NOT MEET THE TECHNICAL REQUIREMENTS OF FORM 10Q .

EPIXTAR CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED SEPTEMBER 30, 2005 AND 2004 (UNAUDITED)


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

Significant Accounting Policies

We have prepared these unaudited Consolidated Financial Statements on a going concern basis, which contemplates continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business. Accordingly, our Condensed Consolidated Financial Statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should we be unable to continue as a going concern.

As discussed in Note 2, on October 6, 2005, the Company and all of its domestic subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code, in the United States Bankruptcy Court for the Southern District of Florida (Case Nos. 05-42040-BKC-AJC through 05-42049-BKC-AJC). The Debtors are seeking to jointly administer under the caption "In re Epixtar Corp., et al., Case No. 05-42040-BKC-AJC." The Debtors intend to continue to operate their business as "debtors-in-possession" under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Court. Accordingly future financial statements during the reorganization period will be prepared in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code ("SOP 90-7"), and on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of post-petition liabilities in the ordinary course of business. In accordance with SOP 90-7, the financial statements for the periods to be presented distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the Company.

Basis of Consolidation
The Company's basis of consolidation is to include in the consolidated financial statements all of the accounts of its wholly-owned subsidiaries and those of its more-than-50%-owned subsidiaries. All significant intercompany transactions and account balances have been eliminated.

Basis of Presentation
The accompanying unaudited consolidated financial statements of the Company as of and for the periods ended September 30, 2005 and 2004 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and changes in cash flows in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2004, filed with the SEC in April 2005. Operating results for the three and nine months ended September 30, 2005, are not necessarily indicative of the results expected for the year ending December 31, 2005.

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

                                                         Three Months Ended                 Nine Months Ended
                                                         --------------- ---------------    --------------- ----------------
                                                         September 30,   September 30,      September 30,   September 30,
                                                         2005            2004               2005            2004
                                                         --------------- ---------------    --------------- ----------------
     Net loss assignable to common shareholders             $(3,074,129)    $(1,994,172)      $(15,618,959)    $ (6,605,581)
     Deduct: Total stock-based compensation expense
       determined under fair value based method for
       all awards, net of related tax effects                  (315,538)       (975,574)        (1,630,842)      (2,903,577)
                                                         --------------- ---------------    --------------- ----------------
     Pro forma net loss                                     $(3,389,667)    $(2,969,746)     $ (17,249,801)    $ (9,509,158)
                                                         =============== ===============    =============== ================

     Loss per share:
       Basic and Diluted
         As reported                                             $(0.25)         $(0.17)            $(1.29)          $(0.60)
                                                         =============== ===============    =============== ================
         Pro forma                                               $(0.27)         $(0.26)            $(1.42)          $(0.86)
                                                         =============== ===============    =============== ================

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

Reclassifications

Certain reclassifications have been made in the 2004 financial statements herein to conform to the 2005 presentation.


NOTE 2. VOLUNTARY REORGANIZATION UNDER CHAPTER 11

After the end of the third quarter on October 6, 2005, the Company and all of its domestic subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code, in the United States Bankruptcy Court for the Southern District of Florida (Case Nos. 05-42040-BKC-AJC through 05-42049-BKC-AJC) ("Reorganization Proceeding"). The Debtor cases are being jointly administered under the caption "In re Epixtar Corp., et al., Case No. 05-42040-BKC-AJC." The Debtors intend to continue to operate their business as "debtors-in-possession" under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Court. At about the same time, on October 7, 2005 Epixtar Philippines IT Enabled Services Corporation, an indirect subsidiary of Epixtar Corp., also filed a petition for Rehabilitation under Philippine law ("Philippine Proceeding").

Under prior management, the Company expanded its BPO infrastructure in the Philippines and elsewhere prior to the time the Company had the revenues to support this infrastructure. This included the hiring of surplus employees and the lease of offices that required extensive build out and which were not revenue producing. As a result the Company had recurring losses and negative cash flow. Because it was unable to meet its obligation it was compelled to seek additional financing. Consequently, in July 2005 the company entered into a loan transaction with Laurus Master Fund under unfavorable conditions. Under the terms of that Loan Arrangement, Laurus' permission (or that of an entity we were required by Laurus to retain) was required to make any payments of indebtedness. The loan arrangement required us to repay the loan in full by mid October. While we attempted to both reduce our indebtedness and obtain substitute financing prior to mid October 2005, we were unsuccessful in both instances. The fees charged and terms of the "workout specialist" that the Company was required to retain thwarted our efforts to reduce indebtedness and substantially contributed to our inability to obtain the required financing on a timely basis. The Company was therefore compelled to seek the protection afforded by a Chapter 11 proceeding.

In order to exit Chapter 11 successfully, the Company must propose, and obtain confirmation by the Bankruptcy Court of, a plan of reorganization that satisfies the requirements of the Bankruptcy Code. A plan of reorganization would resolve, among other things, the Debtors' pre-petition obligations and set forth the revised capital structure of the newly reorganized entity. The Debtors have the exclusive right for 120 days from the Petition Date to file a plan of reorganization and, if they do so, 60 additional days to obtain necessary acceptance of the plan. These deadlines may be extended by the Bankruptcy Court.

The Company intends to use the provisions of Chapter 11 to reorganize its business on a sustainable basis. The Chapter 11 process will allow the Company to realize three major goals essential to its transformation: first, a competitive cost structure; second, a more efficient business model that will allow the Company to continue to deliver superior choice and service to its customers; and third, a strengthened balance sheet with debt and equity levels consistent with long-term profitability.

As required by the Bankruptcy Code, the United States Trustee for the Southern District of Florida appointed an official committee of unsecured creditors (the "Creditors' Committee"). The Creditors' Committee and its legal representatives have a right to be heard on all matters that come before the Bankruptcy Court concerning the reorganization. There can be no assurance that the Creditors' Committee will support the Company's positions, or plan of reorganization.

The Company continues to operate the business as "debtor-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code, the Federal Rules of Bankruptcy Procedure and applicable court orders. In general, as debtor-in-possession, the Company is authorized under Chapter 11 to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court. In conjunction with the commencement of the Chapter 11 case, the Debtors sought and obtained several orders from the Bankruptcy Court that were intended to enable the Debtors to operate in the normal course of business during the Chapter 11 case.

The bankruptcy filing triggered defaults on substantially all the Company's debt and lease obligations pursuant to the terms thereof, but such default provisions are generally not enforceable under the Bankruptcy Code. Under Section 362 of the Bankruptcy Code, the filing of a bankruptcy petition automatically stays most actions against a debtor, including most actions to collect pre-petition indebtedness or to exercise control over the property of a debtor's estate. Absent an order of the Bankruptcy Court, substantially all pre-petition liabilities are subject to settlement under the plan of reorganization.

Under Section 365 of the Bankruptcy Code, debtors may assume, assume and assign, or reject certain executory contracts and unexpired leases, including leases of real property, personal property and executory contracts, subject to the approval of the Bankruptcy Court and other conditions. In general, rejection of an unexpired lease or executory contract is treated as a pre-petition breach of the lease or contract in question. Subject to certain exceptions, this rejection relieves debtors of performing their future obligations under that lease or contract but entitles the lessor or contract counterparty to a pre-petition general unsecured claim for damages caused by the deemed breach.

Counterparties to these rejected contracts or leases may file proofs of claim against the Debtors' estate for such damages, if any. Due to the uncertain nature of many of the potential rejection and abandonment related claims, the Company is unable to project the magnitude of these claims with any degree of certainty at this time.

Accordingly, any description of an executory contract or unexpired lease elsewhere in these Notes, including where applicable our express termination rights or a quantification of our obligations, must be read in conjunction with, and is qualified by, any overriding rejection rights we have under Section 365 of the Bankruptcy Code.

Under the priority scheme established by the Bankruptcy Code, unless creditors agree otherwise, pre-petition liabilities and post-petition liabilities must be satisfied in full before shareowners are entitled to receive any distribution or retain any property under a plan of reorganization.

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

Cash consideration paid                                                      $1,017,000
Non-interest bearing Collateral Promissory Note, payable over 24 months       5,104,000
Acquisition costs                                                               375,000
                                                                           -------------
                                                                             $6,497,000
                                                                           =============

On August 4, 2005, the IMS shareholders agreed to reduce the outstanding balance of the Collateral Promissory Note by 50% to $2,296,914 payable $225,388 in August 2005, with the balance payable in weekly installments of $28,172 beginning September 5, 2005, until paid in full January 29, 200.At September 30, 2005, the principal amount of the note was $1,995,226. Because of the Company's financial position it was unable to make certain payments to the IMS stockholders and is in breach of the compromise. This breach, subject to any bankruptcy defense, if any, may result in the reinstatement of the old arrangement. The purchase price allocation of the IMS acquisition initially resulted in goodwill of approximately $1.0 million and identifiable intangible assets of $6.1 million. When the Company entered into the reduced note with the IMS shareholders it eliminated all goodwill and $ 128,4322 of the identifiable intangible assets and $ 1,231,384 of property and equipment associated with the IMS acquisition. If the old note amount were to be reinstated as an obligation the Company would have to restate the financial statements herein.

The IMS balance sheet as of acquisition date, January 3, 2005, was as follows:

ASSETS
Accounts Receivable - Net                                                            $       1,164,000
Prepaid Expenses and Other Current Assets                                                       68,000
                                                                                    ---------------------
Total current assets                                                                         1,232,000
Property and Equipment - Net                                                                 2,401,000
Goodwill                                                                                       915,000
Intangible Assets                                                                            6,095,000
Other Assets                                                                                    42,000
                                                                                    ---------------------
   Total Assets                                                                      $      10,685,000
                                                                                    =====================

LIABILITIES
Accounts Payable                                                                     $       2,025,000
Accrued Expenses and Other Liabilities                                                       1,385,000
Amounts due Epixtar and Voxx                                                                 1,050,000
Debt - Current                                                                               3,278,000
                                                                                    ---------------------
Total current liabilities                                                                    7,738,000
Debt - Long Term                                                                             2,947,000
                                                                                    ---------------------
  Total Liabilities                                                                  $      10,685,000
                                                                                    =====================

Pro Forma Results

The following summary, prepared on a pro forma basis, presents unaudited consolidated results of operations as if IMS had been acquired as of January 1, 2004, after including the impact of adjustments such as amortization of intangibles. This pro forma presentation does not include any impact of acquisition synergies.


                                                                Three Months Ended               Nine Months Ended
                                                                September 30, 2004               September 30, 2004
                                                              -----------------------------    -------------------------
Revenue - as reported                                              $  4,366,286                     $ 13,529,770
Revenue - pro forma                                                $  9,445,474                     $ 27,333,690

Net loss - as reported                                             $ (1,905,380)                    $ (6,428,729)
Net loss - pro forma                                               $ (1,616,126)                    $ (7,867,359)

Net loss per diluted common share - as reported                    $      (0.17)                         $ (0.60)
Net loss per diluted common share - pro forma                      $      (0.14)                         $ (0.70)

The pro forma results are not necessarily indicative of the Company's results of operations had it owned IMS during the entire period presented.

NOTE 4.  DEBT AND CAPITAL LEASE.

At September 30, 2005, debt and capital leases consisted of the following.

                                                                         September 30,
                                                                             2005
                                                                 -----------------------------
                                                                    Principal      Discount
Non-interest bearing collateral promissory note due January
2007, payable in monthly installments                               $ 1,995,226    $   95,521

7% secured convertible notes due  on demand, secured by
accounts receivable                                                     425,000             -
6% Notes due on demand, secured by equipment                            475,000             -

Secured convertible term note due November 15, 2005, bearing annual interest at 10% per annum, collateralized by the
assets of the Company                                                12,715,747       395,768

Secured convertible term note due April 2008, payable in
monthly installments commencing November 2005, bearing annual interest at 2% over prime, collateralized by the assets of
the Company                                                           3,552,140     1,354,825
5% unsecured joint and several subordinated convertible
promissory notes, due May 2007                                        3,715,000        86,949

Non-interest bearing note payable, due June 2006, payable in
monthly installments                                                    127,487             -
Non-interest bearing assumption of equipment financing on
acquisition of call center, payable through 2005                        137,996             -
11.9% promissory notes due August 2007, secured by
automobiles, payable in monthly installments                             57,685             -
Non-interest bearing note pursuant to asset purchase
agreement, payable on demand                                             88,692             -
11% equipment financing agreement, with maturities from
September 2005 through March 2006                                       116,638             -


10% Note due August 2009, payable in monthly installments               259,622             -
Non-interest bearing Promissory Note, payable over 18 months,
secured by certain equipment                                          3,248,800             -
Non-interest bearing equipment financing due March 2006,
payable in monthly installments                                         358,723             -
Equipment financing Note due March 2007, bearing annual
interest at 3.25% over prime                                             23,791             -
4% West Virginia Economic Development Note due April 2008,
secured by certain assets, as defined in security agreement             153,481             -

5% Ohio Valley Industrial and Business Development Note due
January 2013, secured by certain assets, as defined in
security agreement                                                      134,790             -
Non-interest bearing guarantee agreement for commissions due
DDM Consulting by IMS                                                    48,151         1,529
Capitals leases, at interest rates ranging from 9.0% to 11%
in 2005 and 7% to 14% in 2004                                           243,757             -
                                                                 --------------- -------------
                                                                     27,877,726     1,934,592
Less current portion                                                 23,779,673     1,910,851
                                                                 --------------- -------------
                                                                    $ 4,098,053    $   23,741
                                                                 =============== =============

See Note 3 for information concerning this Note which was issued in connection with the IMS transaction.

In December 2003, the Company issued 7% Secured Convertible Notes in the amount of $500,000 to accredited investors. During 2004, $50,000 was repaid and the remaining notes amounting to $450,000, matured in December 2004. In October 2004, in connection with the purchase of equipment related to the contact center business, the Company issued 6% Notes maturing in December 2004, in the amount of $500,000 to the same accredited investors. The Company obtained from these lenders extensions to the 7% Secured Convertible Notes and the 6% Notes through April 29, 2005. As consideration for the extension, on April 22, 2005, a related party to the Company transferred to the lender detachable warrants it held to purchase 200,000 shares of the Company's common stock for $0.50 per share, exercisable at any time over a five year period from the date of issuance. Using the Black-Scholes model the Company estimated the fair value of the 200,000 warrants and allocated $173,314, or $0.87 per common share to the warrants, which was recognized as expense on the accompanying Consolidated Statement of Operations for the nine months ended September 30, 2005. Additionally, as part of the extension, the Company issued 145,000 shares of common stock, in Voxx, a majority-owned subsidiary of the Company for no additional consideration. The Company estimated the fair value of the 145,000 Voxx shares at $88,530, or $0.61 per common share, which was expenses during the three months ended September 30, 2005. The extension to the Notes matured on April 29, 2005,

On May 14, 2004, the Company issued a Secured Convertible Term Note in the amount of $5,000,000 at 2.5% over prime (not to exceed 8%) to an accredited institutional investor. As part of the convertible term note, the Company issued detachable warrants to purchase 492,827 shares of the Company's common stock exercisable at any time over a seven-year period from the date of issuance. In connection with the financing facility entered into with Laurus Master Fund, Ltd and affiliates of Laidlaw & Company (UK) Ltd., on April 29, 2005 the warrants became exercisable at $1.00 per share. The Company entered in to a registration rights agreement with the lender associated with the issuance of the convertible term note. Under the terms of the agreement, the Company was required to pay the lender $100,000 for each 30 day period after 120 days from the original issuance of the note if a registration statement filed with the Securities and Exchange Commission (SEC) covering the common stock underlying the convertible term note and detachable warrants was not declared effective (Liquidated Damages). Additionally, in accordance with the terms of the agreement, at December 31, 2004, approximately $1,110,000 of the principal amount of the note was held in a restricted account to be released upon the effectiveness of a registration statement filed with the SEC. On February 28, 2005, the Company entered into an Amendment and Waiver agreement with the lender, resulting in the waiver of the Liquidated Damages under the agreement and the authorization to release the $1,110,000 held in the restricted account at December 31, 2004. As consideration for the waiver, the Company issued to the lender warrants to purchase 1,900,000 shares of the Company's common stock at an exercise price of $2.15 per share, exercisable at any time over a seven-year period. Using the Black-Scholes model the Company estimated the fair value of the 1,900,000 warrants and allocated $1,101,049, or $0.58 per common share to the warrants. This amount, net of $193,333 of previously accrued Liquidated Damages was recognized as expense on the accompanying Consolidated Statement of Operations for the nine months ended September 30, 2005.

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

The Notes are convertible into the common stock of Epixtar at $1.00 per share and/or into the common stock of Voxx in the event Voxx conducts an initial public offering of its own securities at a 15% discount to the IPO price. As additional consideration for the making of the loan, the lenders received options to purchase 31% or 4,167,028 shares of Voxx Corporation common stock computed on a fully diluted basis at the time of closing at a price of $.001 per share, warrants to purchase 556,596 shares of Voxx common stock at a price, generally, equal to the IPO price, and payments and reimbursements to the lenders and related parties of approximately $640,000. The options and warrants both provide the holder with anti-dilution protection in the event of stock splits, stock dividends and other extraordinary corporate events. Using the Black-Scholes model the Company estimated the fair value of the 4,167,028 options to purchase stock and allocated $1,573,345, or $0.49 per common share, which was recorded as a discount on the convertible notes, and is being amortized over the life of the Note. Prior to the Voxx IPO date, the warrants are exercisable at price per share equal to capitalization of Voxx, divided by the aggregate number of shares of Voxx common stock issued and outstanding on the date of exercise, calculated on a fully diluted basis. Based on this calculation, at September 30, 2005, the 556,596 warrants are estimated to be exercisable at $3.35 per share. As a condition of the making of this loan, the Company was also required to (1) amend the terms of its existing $5,000,000 loan facility with Laurus to reprice to $1.00 per common share approximately 3,148,144 of previously issued warrants originally issued at prices ranging from $2.15 to $4.66 per share, including 1.9 million warrants issued for the Company's common stock on February 28, 2005 in connection with the Amendment and Waiver agreement of the facility, and (2) to further secure the facility with certain additional contract revenues from the Company's ISP business. At September 30, 2005, approximately $1,357,200 of ISP contract revenue was being held in escrow. Because of the default provisions and the lock box requirements contained in the agreement, the outstanding principal balance at September 30, 2005 is classified as current on the Consolidated Balance Sheet.

Commencing October 15, 2004 through December 31, 2004, the Company and its wholly-owned subsidiary, Voxx Corporation (Voxx), sold to accredited investors, in a private placement, an aggregate of $2,947,500 principal amount of 5% Joint Unsecured Subordinated Convertible Promissory Notes due May 2007 to accredited investors. Pursuant to the notes, in the event Voxx becomes a public company, the then outstanding notes are immediately converted into shares of Voxx common stock. The rate of interest will be increased to an annual rate of 10% if Voxx does not become a public corporation after one year. Until Voxx is a public company a holder may convert his entire note into shares of the Company's Common Stock for one year at a fixed conversion price related to market but not less than $2.25. Thereafter the exercise price will be the lesser of $1.00 or the average market price for a period preceding the one-year anniversary of the notes, as specified in the agreement. The notes are subordinate in all respects to the senior debt. In addition to the note each unit also consists of the right to receive in the future (i) warrants to purchase the Company's Common Stock and/or (ii) warrants to purchase Voxx's common stock. Based on the terms of the conversion associated with the notes, there was an intrinsic value associated with the beneficial conversion feature estimated at $118,996 as of December 31, 2004, which was recorded as deferred interest and presented as a discount on the convertible debenture, net of amortization to be taken over the terms of the notes. . During the three months ended March 31, 2005, an additional $767,500 principal amount of 5% Joint Unsecured Subordinated Convertible Promissory Notes due May 2007. were sold, There was an intrinsic value associated with the beneficial conversion feature of the additional $767,500 principal amount issued during the March 2005 quarter estimated at $12,153, which was recorded as deferred interest and presented as a discount on the convertible notes, net of amortization to be taken over the terms of the notes. At September 30, 2005 and December 31, 2004, these notes amounted to $3,628,051 and $2,835,601, respectively, net of unamortized discount of $86,949 and $111,899, respectively, resulting from the intrinsic value of the beneficial conversion feature. Because of the default provisions contained in the agreement, the outstanding principal balance at September 30, 2005 is classified as current on the Consolidated Balance Sheet.

On June 23, 2005, the Company entered into an agreement with SER Solutions, Inc.
(SER) that provides for the purchase by the Company of $3,070,000 of dialer equipment for its call centers over the next 18 months. In connection with the agreement, the Company has executed a non-interest bearing Promissory Note in the amount of $3,423,000, representing the purchase commitment of $3,070,000 and $353,000 due on prior note for dialer equipment. See Note 9.

On July 15, 2005, the Company entered into a Securities Purchase Agreement (the "Purchase Agreement") and certain related agreements with Laurus Master Fund, Ltd. (Laurus) providing for the issuance to Laurus by the Company of a Secured Convertible Term Note in the aggregate principal amount of $6,200,000 (the "Note"). On August 15, 2005, the parties mutually amended the Purchase Agreement and increased the principal amount of the Note to $14,200,000. At September 30, 2005, Laurus and its affiliates held approximately $14,768,000 of outstanding convertible debt of the Company. Laurus may advance up to $6,200,000 ($14,200,200, as amended -to the Company for use by the Company for working capital and to continue the build out of its Philippine-based call center business. All advances under the Note are subject to the satisfaction of certain conditions. The note bears interest at the rate of 10% per annum. The Note may be prepaid at any time at 100% of the then outstanding principal balance at the time of prepayment plus accrued interest. The outstanding principal due under the Note is convertible into common stock of the Company at a conversion price of $1.00 per share, subject to adjustment for stock splits, stock dividends or other similar transactions or if new rights to acquire common stock of the Company are issued at a price less than the then existing conversion price under the Note. Laurus has certain rights to require the Company to register the sale of the shares of common stock into which the principal of the Note is convertible under federal and state securities laws. In connection with the issuance of the Note, the Company has placed into escrow resignations from its existing directors and proxies in favor of Laurus from the holders of a majority of the Company's presently outstanding common stock. Such instruments are to be released to Laurus from escrow and may be exercised by Laurus in the event of a default by the Company under the Purchase Agreement or the Note or under any other agreement of the Company or its subsidiaries with Laurus. The effect of such instruments would be to allow Laurus to replace the board of directors of the Company with persons selected by it. The Note is secured by all of the assets of Voxx Corporation, a subsidiary of the Company, and the subsidiaries of Voxx Corporation, the Company's shareholdings in Voxx Corporation and significantly all of its other subsidiaries, by a pledge of the Company's contract revenues and those of its subsidiaries from all sources and by certain other assets of the Company and its subsidiaries. The Note significantly restricts the ability of the Company and its subsidiaries from borrowing additional monies without the consent of the Laurus. The Company is presently obligated to place all revenues from its internet service provider businesses into a lock box, which revenues may be used by the Company only with the prior approval for payment of expenses approved by Laurus and its affiliates. In connection with the Purchase Agreement and the Note, the Company and its subsidiaries have agreed to place all revenues from its call center business in a lock box as well and have agreed that such revenues may only be withdrawn from the lock box for payment of expenses approved by Laurus.

NOTE 5.  CAPITAL STOCK

         Conversion of Preferred Stock

During the three months ended September 30, 2005, a holder of the Company's preferred stock converted 1,650 shares of preferred stock into 165,000 shares of the Company's common stock. The holder of the preferred stock originally purchased the shares for $165,000, or $100 per share During the three months ended June 30, 2005, 1,050 shares of preferred stock were converted into 121,287 shares of the Company's common stock. These shares were originally purchased for $105,000, or $100 per share. Pursuant to the provisions of the Company's Amended Certificate of Incorporation relating to the preferred stock, cumulative dividends were added to the original purchase price and the adjusted value was converted into common stock using a conversion price of $1.00 per share.

         Common Stock

On February 28, 2005, the Company issued 550,290 shares of common stock pursuant to its acquisition of IMS in January 2005. As part of the acquisition of IMS, the Company guaranteed an agreement for approximately $770,000 due an IMS shareholder for commissions, and issued the 550,290 shares of common stock as payment for $385,000 of the amount guaranteed. The valuation assigned to the common stock was based on the average volume and price of the Company's stock for the month of November 2004, as provided in the acquisition agreement. For information with respect to additional issuances of equity securities reference is made to the footnotes to Note 4.

NOTE 6.   RELATED PARTY TRANSACTIONS


In October 2001, the Company entered into an agreement with Trans Voice Investments Inc., whereby Trans Voice Investments received payments for services in 2001 related to the development of the Company's internet service provider business. The Company incurred expenses of $900,000 and $2,700,000 during the three and nine months ended September 30, 2005, respectively, and $275,000 and $1,175,000, respectively, during the three and nine months ended September 30, 2004, for payments under this agreement as amended.
As of April 2003, the Company entered into an agreement with Trans Voice Investments whereby Trans Voice Investments provides consulting services related to the development of marketing and telemarketing aspects of the Company. Trans Voice Investments Inc. is not compensated for its services but is reimbursed for payments made to a related party subcontractor performing services associated with the agreement. The subcontractor is 100% owned, indirectly, or directly, by a previous executive of the Company. The Company incurred expenses of $225,000 and $400,000, respectively, for the three and nine months ended September 30, 2005, and $225,000 and $450,000, respectively, for the three and nine months ended September 30, 2004 for services under this agreement. At September 30, 2005 and December 31, 2004, $325,000 and $225,000 remained unpaid and is included in accounts payable-related party.

On June 30, 2005, the board of directors of the Company granted an aggregate of 1,500,000 shares of Voxx Corporation common stock owned by the Company (the "Restricted Shares") to TransVoice LLC, an affiliate of and a consultant to the Company which grant is evidenced by a Restricted Stock Agreement between the Company and the grantee. The grant wasmade in exchange for consulting services performed and to be performed by TransVoice for Epixtar and Voxx. Voxx Corporation is a subsidiary of the Company.


NOTE 7.   EARNINGS (LOSS) PER SHARE

The Company presents both basic and diluted EPS. Basic EPS is calculated by dividing net income or loss by the weighted average number of common shares outstanding during the period. Diluted EPS is based upon the weighted average number of common and common equivalent shares outstanding during the period which is calculated using the treasury stock method for stock options and warrants, and assumes conversion of the Company's convertible notes. Common equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect. Stock options for which the exercise price exceeds the average market price over the period have an anti-dilutive effect on EPS and, accordingly, are excluded from the calculation. Weighted average number of shares used to compute basic and diluted loss per share for the three and nine months ended September 30, 2005 and 2004 is the same, since the effects of the preferred stock, common stock options, warrants and convertible debt were anti-dilutive.

A reconciliation of net loss and the weighted average number of common and common equivalent shares outstanding for calculating diluted earnings per share is as follows:


                                                         Three Months Ended                   Nine Months Ended
                                                               September 30,                         September 30,
                                                     ---------------------------------- -----------------------------------
                                                           2005             2004               2005             2004
                                                     ---------------- ---------------    ----------------- ----------------
Net loss                                             $   (3,016,121)    $(1,905,375)       $(15,475,136)     $(6,428,729)

Preferred stock dividends                                   (58,008)        (88,792)           (143,823)        (176,852)
                                                     ---------------- ---------------    ----------------- ----------------
Net loss for basic and diluted EPS calculations      $   (3,074,129)    $(1,994,176)        $(15,618,959)    $(6,605,581)
                                                     ================ ===============    ================= ================


Weighted average number of shares for basic and
diluted EPS                                              12,397,975      11,443,198           12,129,877      11,006,346

Loss per share

Basic and Diluted                                    $        (0.25)    $     (0.17)        $      (1.29)    $     (0.60)
                                                     ================ ===============    ================= ================


NOTE 8.   BUSINESS SEGMENTS

The Company operates primarily in two segments: business process outsourcing and contact center operations (BPO) and internet service provider services (ISP). Information concerning the revenues and operating income for the three and nine months ended September 30, 2005 and 2004, and the identifiable assets for the two segments in which the Company operates are shown in the following table:




                                            BPO                       ISP                   Consolidated
                                            ---                       ---                   ------------
OPERATING REVENUE - SEGMENT  (1)
Quarter - September 2005                  $7,335,544                $2,313,214              $9,648,758
Quarter - September 2004                     878,554                 3,487,732               4,366,286

Nine Months - September 2005              19,897,249                 7,930,914              27,828,163
Nine Months - September 2004               1,019,295                12,510,475              13,529,770

INCOME (LOSS) FROM OPERATIONS
Quarter - September 2005                  (2,900,957)                1,166,374              (1,734,583)
Quarter - September 2004                  (2,857,913)                  853,582              (2,004,331)

Nine Months - September 2005             (15,789,318)                4,145,209             (11,644,109)
Nine Months - September 2004              (6,863,221)                2,865,753              (3,997,468)

DEPRECIATION AND AMORTIZATION
Quarter - September 2005                     328,856                     5,560                 334,416
Quarter - September 2004                     397,522                    19,709                 417,231

Nine Months - September 2005               1,692,288                    64,280               1,756,568
Nine Months - September 2004                 640,916                   147,979                 788,895

CAPITAL EXPENDITURES (2)
Quarter - September 2005                   2,250,056                         -               2,250,056
Quarter - September 2004                   1,647,195                    72,560               1,719,755

Nine Months - September 2005               5,669,749                   140,827               5,810,576
Nine Months - September 2004               4,139,373                   251,930               4,391,303

IDENTIFIABLE ASSETS
At September 30,  2005                    19,335,816                 9,064,610              28,400,426
At December 31,  2004                     11,963,124                 6,085,591              18,048,715

(1) The Company allocates its geographic revenue based on customer location. All of the Company's customers are U.S based companies. Services performed for call center customers are performed in the Philippines and three call centers in the U.S.
(2) The nine months ended September 30, 2005, includes capital assets of $1,231,384 acquired as a result of the IMS acquisition.

NOTE 9.  COMMITMENTS AND CONTINGENCIES

Legal Proceedings
The proceedings currently outstanding have been stayed automatically in connection with the Reorganization Proceeding. While no action have been brought, the Company faces the possibility of significant claims against it, arising from its financial positions and resulting cost cutting efforts. These include potential claims by Lessors of property upon which we cancelled leases. It is contemplated that these proceedings will be brought in Bankruptcy Court in Florida pursuant to the Reorganization Proceeding or the Philippines pursuant to the Philippines Proceeding.

Purchase and Other Commitments

The following commitments are all subject to the Reorganization Proceeding

On June 23, 2005, the Company entered into an agreement with SER Solutions, Inc.
(SER) that provides for the purchase by the Company of $3,070,000 of dialer equipment for its call centers over the next 18 months. The agreement also resolved certain licensing and payment disputes between the parties related to previous purchases by the Company from SER. In connection with the agreement, the Company has executed a promissory note in the amount of $3,423,000 to SER, representing the purchase commitment of $3,070,000 and $353,000 due on prior purchases of dialer equipment. See Note 4.

On January 3, 2005, as part of the IMS acquisition, the Company guaranteed commissions payable owed by IMS under consulting agreement with DDM Consulting, Inc ("DDM"). On August 4, 2005, this agreement pursuant to which DDM agreed to reduce the outstanding balance by 50% to $96,301, The Company paid $32,100 toward this amount in August 2005, and was obligated to pay the balance in monthly installments of $16,050 from September 5, 2005,through December 5, 2005.On August 1, 2005, the Company entered into a new Broker Agreement with DDM whereby the service fee and commission structures were re-defined. As part of the new agreement, on August 4, 2005, DDM agreed to reduce the outstanding balance of commissions due by 50% to $314,587. Under certain conditions DDM was to receive an additional lump sum in the amount of $314,587 but these conditions are unlikely to be met. The reduced broker amount was payable in weekly installments of $50,000 . Through August 12, 2005, the Company paid DDM $100,000 toward this amount. The Company has not paid installmentssubsequent to August 2005.

On July 20, 2005, the Company entered into an agreement with Realization Services, Inc. ("RSI"), a consulting firm. RSI was been retained to develop a plan that will attempt to bring the Company's activities in the United States and the Philippines to a cash break-even level within three months and on an overall operating and non-operating basis by the end of 2005. The Company was among other things obligated to pay a daily fee for various named personnel of
RSI: pay a bonus of up to approximately $524,000 and possible equity issuance if the agreement was extended beyond its initial 3 month term. The agreement also required the Company to place in escrow an amount equal to twice the daily fees to insure payment of the bonus. The agreement has been terminated. The disposition of the escrow is subject to the Reorganization Proceeding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management's Discussion and Analysis (MD&A) is intended to help the reader understand Epixtar. The MD&A is provided as a supplement to, should be read in conjunction with and is qualified in its entirety by reference to, the Company's Consolidated Financial Statements and related Notes to Consolidated Financial Statements (Notes) appearing under Item 1 in this report. In addition, reference is made to the Company's audited Consolidated Financial Statements and related Notes thereto and related MD&A included in its Annual Report on Form 10-K for Fiscal 2004. Except for the historical information contained herein, the discussions in MD&A contain forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under "Forward-Looking Statements" .

When multiple factors are provided as the explanation for business results, we quantify the approximate effect of each factor to the extent that it is practical for us to do so.

PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE

We recorded an unaudited consolidated net loss of approximately $15.5 million for the nine months ended September 30, 2005. During December 31, 2004, we reported an aggregate consolidated net loss of approximately 9.7million. The loss resulted ,in large part, because, prior management, expanded the Company's BPO infrastructure in the Philippines and elsewhere prior to the time the Company had the revenues to support this infrastructure. This included the hiring of surplus employees and the lease of offices that required extensive build out and which were not revenue producing. As a result, the Company had recurring losses and negative cash flow. Since June 2005 substantially all prior senior management have either been terminated or resigned, including the Chief Executive Officer and Chief Operating Officers, Philippine Country Manager and others. In June 2005 new management immediately took steps to limit expenditures of the Company. New management curtailed or cancelled several lease or potential lease projects and related build outs in the Philippines and over a period of time reduced personnel. This program achieved approximately $600,000 per month in salary expense reductions and approximately $200,000 per month in selling, general and administrative cost reductions. Because it was unable to meet its obligations before completing further planned reductions the Company was compelled to seek additional financing. Consequently, in July 2005, it entered into a loan transaction with Laurus Master Fund under unfavorable terms and conditions. The Company required the permission of Laurus (or a workout specialist we were required by Laurus to retain) to make any payments of indebtedness. The loan arrangement required us to repay the loan in full by mid October 2005. While we attempted both to reduce our indebtedness and obtain substitute financing prior to mid October 2005, we were unsuccessful in both instances. The fees charged and terms of the "workout specialist" that the Company was required to retain by Laurus thwarted our efforts to reduce indebtedness and substantially contributed to our inability to obtain the required financing on a timely basis. The Company was therefore compelled to seek the protection afforded by a Chapter 11 proceeding.

The Debtors will operate as "debtors-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. In general, as debtors-in-possession, we and the other Debtors are authorized under Chapter 11 to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court. In connection with the Chapter 11 proceedings, we are seeking to obtain post-petition debttor-in-possession financing. We also intend to pursue our cost cutting program The ultimate object is to formulate a plan subject to confirmation which would repay all debt, preserve our equity interests and enable the Company to implement its plans on a sound financial footing.

The matters described in the MDA to the extent that they relate to future events or expectations, may be significantly affected by the Company's Chapter 11 filing. The Chapter 11 proceedings will involve, or may result in, various restrictions on the Company's activities, limitations on financing, the need to obtain Bankruptcy Court and Creditors' Committee approval for various matters and uncertainty as to relationships with vendors, suppliers, customers and others with whom the Company may conduct or seek to conduct business.

BUSINESS SEGMENTS

The Company engages in two primary lines of business: business process outsourcing concentrating on contact center activities (BPO) and internet service provider services (ISP). Through 2004, the Company's revenues were primarily derived from its ISP business, which provides Internet services, including unlimited Internet access and email, to small business subscribers. As a result of the ISP's ongoing business interaction with the contact center industry, combined with extensive analysis of the contact center industry, management made the strategic decision to focus the Company's energies and resources in developing and operating offshore contact centers. The Company does not market its ISP services but continues to maintain and service its declining ISP customer base while concentrating the Company's efforts in growing the business process outsourcing and contact center services business.

         Outsourcing and Contact Center Business

The Company began developing its contact center business in the latter part of 2003 and now has approximately 1,052 enabled seats in the Philippines and the United States, including approximately 384 seats added through the Company's acquisition of IMS, which service several major clients, and encompasses supporting personnel. This number is somewhat below that reported in one or more prior periods because current management has elected to take a much more conservative view of what, in fact, constitutes an "enabled seat." Seats that now require any additional amount of investment to become fully operational, no matter how insignificant, are no longer categorized as "enabled."

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

The Company for internal purposes treats the BPO domestic and the Philippines BPO operations as separate subsegments. The Philippine segment is developing and has not fully completed its infrastructure and has derived minimal revenue. The domestic segment was acquired when we acquired the shares of IMS in January 2005. It has three United States contact centers, a fully developed infrastructure and over 800 employees, including experienced management and supervisors. The domestic call centers have been deriving revenue continually over the last several years (prior to acquisition).

Set forth below is comparison of Domestic and Philippine Call Center Subsegments


                                          Domestic        Philippines
-----------------------------------------------------------------------------
Quarter 9/30/05
-----------------------------------------------------------------------------
        Revenue                          5,705,614         1,631,430
-----------------------------------------------------------------------------
        Cost of sales                    3,165,873         1,492,234
-----------------------------------------------------------------------------
        Gross profit                     2,539,741           139,196
-----------------------------------------------------------------------------
        Operating expenses*              1,767,073         1,251,392
-----------------------------------------------------------------------------
        Operating income (loss)            772,668        (1,112,197)
-----------------------------------------------------------------------------

        *exclusive of unallocated
        overhead and amortization
-----------------------------------------------------------------------------

-----------------------------------------------------------------------------

-----------------------------------------------------------------------------

-----------------------------------------------------------------------------
YTD 9/30/05
-----------------------------------------------------------------------------
        Revenue                          15,241,057        4,656,192
-----------------------------------------------------------------------------
        Cost of sales                     9,861,942        4,197,075
-----------------------------------------------------------------------------
        Gross profit                      5,379,115          459,117
-----------------------------------------------------------------------------
        Operating expenses**              5,862,262        4,967,471
-----------------------------------------------------------------------------
        Operating income (loss)            (483,147)      (4,508,353)
-----------------------------------------------------------------------------

-----------------------------------------------------------------------------
** exclusive of unallocated overhead and amortization



         ISP Business

The Company in 2004 made a decision not to market its ISP services but only services its existing base. The ISP business may be likened to a depleting asset in the mining business. The asset is the customer base which is steadily but slowly declining but a source of revenue. At some point the revenues will not equal the small expenses associated with this business and eventually there will be no customer base. ISP revenues are derived from monthly fees charged customers for value-added internet services. The costs of generating revenue associated with ISP operations include the costs of maintaining the Company's customer base including customer care and telecommunication costs for Internet access.

    Current Trends

The trend of the Company's revenue and income over the next several quarters depends upon several variables, some of which cannot at this time be ascertained definitively. Revenue from ISP sources will decline as a result of suspended ISP marketing activity and a declining customer base. In January 2005, the Company acquired IMS to increase its contact center penetration. BPO revenues and overall revenue should continue to increase as a result of this acquisition. The Company will continue to incur losses as a result of costs associated with contact center operations without sufficient revenues to cover such costs, the Company believes revenue from its contact centers will increase, offsetting declining ISP revenues in the future. The foregoing may be effected by the bankruptcy proceeding.


     RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 2005 Compared With Three and Nine Months Ended September 30, 2004

Set forth below are comparisons of financial results of operations for the three months and nine months ended September 30, 2005 and 2004. These comparisons are intended to aid in the discussion that follows. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and accompanying Notes, which appear in Item 1. Financial Statements, in this Quarterly Report on Form 10-Q.

                                  THREE MONTHS ENDED SEPTEMBER 30,                     NINE MONTHS ENDED SEPTEMBER 30,
                           ------------------------------------------------    -------------------------------------------------
                                                     Variance                                              Variance
                              2005         2004          $          %              2005         2004          $           %
                           ------------------------------------------------    -------------------------------------------------
Revenue                     $9,648,758   $4,366,286  $5,282,472    120.98%      $27,828,163  $13,529,770  $14,298,393   105.68%
Cost of revenue              4,868,485    1,331,937   3,536,548    265.52%       14,850,183    3,869,367   10,980,816   283.79%
                           ------------------------------------------------    -------------------------------------------------
Gross profit                 4,780,273    3,034,349   1,745,924     57.54%       12,977,980    9,660,403    3,317,577    34.34%
                           ------------------------------------------------    -------------------------------------------------

Operating expenses
(exclusive of
depreciation, and
amortization of
intangibles)                (5,816,153) (4,621,449)  (1,194,704)    25.85%      (21,754,734) (12,868,976)  (8,885,758)   69.05%
Depreciation, and
amortization of
intangibles                   (698,703)   (417,231)    (281,472)    67.46%       (2,867,355)    (788,895)  (2,078,460)  263.46%
Other non operating         (1,281,538)     98,951   (1,380,489) -1395.12%       (3,831,027)  (2,431,261)  (1,399,766)   57.57%
income (expenses), net
                           ------------------------------------------------    -------------------------------------------------
Net loss                   ($3,016,121)($1,905,380) ($1,110,741)    58.29%     ($15,475,136) ($6,428,729) ($9,046,407)  140.72%
                           ------------------------------------------------    -------------------------------------------------
Net loss per share             ($0.25)      ($0.17)                                  ($1.29)      ($0.60)
                           =========================                           ==========================

On a pro forma basis, assuming the acquisition of IMS had been in January 2004, the Company would have reported a net losses of $4,477,100, or $0.39 per basic and diluted common share, and $6,251,233, or $0.56 per share, respectively, during the three and nine months ended September 30, 2004. IMS' gross profit margin for the three and nine months period of 2004 were approximately $2,151,881, or 51.8%, and $3,975,182, or 45.6%, respectively; however, high administrative expenses resulted in a loss from operations of approximately $299,000 and $700,000, respectively, during the three and nine month ended September 30, 2004.

Revenue for the third quarter of 2005 increased to $9,648,758 in from $4,366,286 in the comparable quarter of 2004, or 121%. The Company's BPO operations contributed $6,456,990 to the increase, partially offset by a decline of approximately $1,174,518 in revenue from ISP operations. For the nine month period of 2005, revenue increased to $27,828,163 in the comparable quarter of 2004, from $13,529,770, or 106%. The Company's BPO operations provided $18,877,954 of the increase, partially offset by a decline of approximately $4,579,561, or 37%, in revenue from ISP operations. The increases for the three and nine month periods of 2005 were primarily attributable to Epixtar Marketing Corp ("EMC") which continues the domestic outsourcing operations 0f IMS which the Company's acquired in the first quarter of 2005. EMC contributed approximately $6,605,372 and $17,735,086 of revenues, respectively, during these periods. The decline in ISP revenue reflects attrition in the ISP customer base because the Company is no longer marketing its ISP servicesto obtain new customers. The Company expects a gradual continued decline of revenues from its ISP operations offset by growth in its BPO business revenue.

Cost of revenue for the third quarter of 2005 increased to $4,868,485 i from $1,331,937 in the comparable quarter of 2004, or a 266% increase. The increase in the cost of revenue is due primarily to a $4,007,553 increase in costs associated with BPO operations, offset in part by reduced ISP costs of approximately $471,005. For the nine month period of 2005 cost of revenue increased to $14,850,183 from $3,869,367 in the comparable quarter of 2004, or a 284% increase. The increase was mainly due to costs associated with BPO operations, which increased by $13,224,748, partially offset by a $2,243,932 decline in ISP costs. For the three and nine months ended September 30, 2005, EMC's operations contributed $4,159,731 and $12,724,368, respectively, towards the increase in cost of revenue. primarily due to the costs associated with EMC production personnelwhich were not incurred in the comparable quarter of 2004.

Gross profit for the third quarter of 2005 was $4,780,273 compared with $3,034,349 in the comparable quarter of 2004, or an increase of 58%. For the nine month period of 2005, gross profit was $12,977,980 compared with $9,660,403 in the comparable quarter of 2004,, or an increase of 34%. BPO gross profit increased approximately $2,449,437, of which $2,445,641 was attributable to EMC during the third quarter of 2005, and $5,653,206 during the nine month period of 2005, of which $5,010,718 was contributed by EMC. The gross profit margin for ISP declined during the three and nine months ended September 30, 2005, approximately $703,513 and $2,335,629, respectively, as a result of lower sales and fixed direct costs associated with the operations.

Operating expenses, exclusive of depreciation, and amortization of intangibles, were $5,816,153, or a 26% increase for the third quarter of 2005 compared with $4,621,449 in the comparable quarter of 2004,. For the nine months ended September 30, 2005, operating expenses, excluding depreciation, and amortization of intangibles, were $21,754,733 or a 69% increase for compared with $8,885,757 in the same period of 2004. Compensation and employees benefits increased $743,738, or 37%, to $2,765,536 during the September 2005 quarter, compared with $2,021,798, for the same period in 2004. For the nine months of 2005, compensation and employees benefits increased $4,581,150 or 81%, to $10,208,357, compared with $5,627,207, for the same period in 2004. These increases were primarily the result of a higher number of BPO sales, marketing and administrative employees, including 384 EMC employees added in 2005 through the Company's acquisition of IMS. Consulting fees and payments to-related party increased $224,055 and $2,000,305, respectively, during the three and nine months ended September 30, 2005. On April 20, 2005, Transvoice, a related party, was granted an aggregate of 1,500,000 shares of Voxx Corporation common stock. The Company estimated the fair value of these shares at $926,250, or $0.62 per share, which was recognized as consulting fees. Occupancy, advertising and marketing, travel and professional fees contributed to the increases in other selling, general and administrative expenses during the September 2005 quarter and the nine month period. The increases in these costs are reflective of the Company's expansion of its BPO operations in the Philippines and domestically after the IMS acquisition.

Depreciation and amortization expense decreased $82,815, or 20%, and increased $967,673, or 123%, respectively, during the three and nine months ended September 30, 2005 from such expenses in the comparable periods of 2004,. The increases reflect the significant acquisitions of property and equipment related to the development of call centers in the Philippines in 2004 and through the first quarter of 2005, and the property and equipment owned by IMS acquired in 2005.

Amortization of intangibles resulting from the valuation of IMS amounted to $364,287 and $1,110,787 for the three and nine months ended September 30, 2005. This represents the amortization of identifiable intangible assets, which include customer relationships, non-compete contracts and the value of call center locations.

Non-operating expenses, net, are primarily comprised of expenses associated with the issuance of equity and debt securities during the first nine months of 2005 and 2004. Warrants issued in lieu of finances charges amounted to $365 and $1,170,170 during the three and nine months ended September 30, 2005, respectively. Amortization of debt discounts was $157,371 and $600,288 for the three and nine months ended September 30, 2004, respectively. On April 22, 2005, as consideration for the extension of certain debt agreements, warrants to purchase 200,000 shares of the Company's common stock for $0.50 per share, where given to the lender. The Company estimated the fair value of the 200,000 warrants at $173,314, or $0.87 per common share to the warrants, which was recognized as expense during the September 2005 quarter. Additionally, as part of the extension, the Company issued 145,000 shares of common stock, in Voxx, a majority-owned subsidiary of the Company for no additional consideration. The Company estimated the fair value of the 145,000 Voxx shares at $88,530, or $0.61 per common share, which was recognized as expense during the September 2005 quarter. On February 28, 2005, the Company entered into an Amendment and Waiver agreement with a lender. As consideration for this agreement, the Company issued to the lender warrants to purchase 1,900,000 shares of the Company's common stock at an exercise price of $2.15 per share. In connection with the financing facility entered into with Laurus Master Fund, Ltd and affiliates of Laidlaw & Company (UK) Ltd., on April 29, 2005 the warrants became exercisable at $1.00 per share. The fair value of these warrants were estimated to be approximately $1,101,049, or $0.58 per share. This amount, net of $193,333 of previously accrued Liquidated Damages was recognized as expense during the nine months ended September 30, 2005. During the third quarter of 2004, the Company entered into three convertible debt agreements. Purchasers of the convertible debt also received warrants to purchase 630,576 shares of the Company's common stock. The amortization of the beneficial conversion feature was $1,812,434, which was charged to expense in the third quarter of 2004.

The Company reported a net loss of $3,016,121 or $0.25 per basic and diluted common share, for the three months ended September 30, 2005, compared with a net loss of $1,905,380, or $0.17 per basic and diluted common share for the comparable period in 2004. For the nine month period of 2005, the Company reported a net loss of $15,475,136, or $1.29 per basic and diluted common share, compared with a net loss of $6,428,729, or $0.60 per basic and diluted common share for the comparable period in 2004. The increase in the losses for the three and nine month periods on quarter compared with the same periods in 2004 was due to the Company's expansion during 2004 and the first quarter of 2005 of its business process outsourcing and contact center services operations without sufficient revenues, and a decline of approximately 25% in the gross profit of its internet service provider services operations (ISP) during the nine month period of 2005, as a result of a declining customer base.


LIQUIDITY AND CAPITAL RESOURCES

See "Proceedings Under Chapter 11 of the Bankruptcy Code--Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" for information concerning the Company's current liquidity problems leading to the Company to seek the protection afforded by a Chapter 11 proceeding. We continue to have substantial liquidity needs in the operation of our business and face significant challenges Accordingly, we believe that our cash and cash equivalents and short-term investments will be under extreme pressure during the remainder of 2005 and early 2006 unless we obtain Debtor in Possession Financing. There is no assurance we will be able to do so.

CASH SOURCES AND USES

The primary sources of cash for the Company have been proceeds from the issuance of long-term debt and equity securities. The primary uses of cash have been working capital, and capital expenditures.

OPERATIONS

The Company's cash and cash equivalents as of September 30, 2005 were $606,640 compared with $1,530,052 at December 31, 2004. Amounts held in escrow at September 30, 2005 and December 31, 2004, were $209,310 and $1,100,000, respectively. The working capital deficit was approximately $29,275,165 as of September 30, 2005, compared with $8,033,988 at December 31, 2004, a 264% increase. During the nine months ended September 30, 2005, the Company used $7,300,577 of cash for operations compared with $1,825,215 used during the comparable period of 2004. The increase in negative cash flow from operations for 2005 was primarily the result of a $15,475,136 loss from operations compared with a loss of $6,428,729 in 2004, a change of $9,046,407, which included increases in non-cash charges of $967,674, $1,170,170, and $1,110,787 relating depreciation and amortization expense, to the issuances of warrants and restricted stock, and to the amortization of intangibles, respectively.

INVESTING ACTIVITIES

Net cash used for investing activities during the nine months ended September 30, 2005, was $1,974,530 compared to $3,168,318 in 2004. The reduction in capital spending in 2005, compared to 2004 reflects the Company's intent to curtail costs and limit spending.

FINANCING ACTIVITIES

Net cash provided by financing activities during the nine months ended September 30, 2005, was $8,481,026 compared with $5,373,356 in 2004.

RISK FACTORS RELATING TO REORGANIZATION

For the duration of our Chapter 11 proceedings, our operations, are subject to the risks and uncertainties associated with bankruptcy. Risks and uncertainties associated with our Chapter 11 proceedings include the following:

        o the actions and decisions of our creditors and other third parties with interests in our Chapter 11 proceedings, which may be inconsistent with our plans;

        o our ability to obtain court approval with respect to motions in the Chapter 11 proceedings prosecuted from time to time;

        o our ability to develop, prosecute, confirm and consummate a plan of reorganization with respect to the Chapter 11 proceedings;

        o risks associated with third parties seeking and obtaining court approval to terminate or shorten the exclusivity period for us to propose and confirm a plan of reorganization, to appoint a Chapter 11 trustee or to convert the cases to Chapter 7 cases;

        o our ability to obtain and maintain normal terms with vendors and service providers; and

        o   our ability to attract and retain clients.


Under the priority scheme established by the Bankruptcy Code, unless creditors agree otherwise, pre-petition liabilities and post-petition liabilities must be satisfied in full before shareholders may be entitled to receive any distribution or retain any property under a plan of reorganization. The ultimate recovery to creditors and/or shareholders, if any, will not be determined until confirmation of a plan or plans of reorganization. No assurance can be given as to what values, if any, will be ascribed in the Chapter 11 cases to each of these constituencies or what types or amounts of distributions, if any, they would receive. A plan of reorganization could result in holders of our liabilities and/or securities, including our preferred and common stock receiving no distribution on account of their interests and cancellation of their holdings. If the requirements of Section 1129(b) of the Bankruptcy Code are met, a plan of reorganization can be confirmed notwithstanding its rejection by the holders of our stock and notwithstanding the fact that such holders do not receive or retain any property on account of their equity interests under the plan. Because of such possibilities, the value of our liabilities and securities, including our stock is highly speculative. We urge that appropriate caution be exercised with respect to existing and future investments in any of the liabilities and/or securities of the Debtors.

These risks and uncertainties could affect our business and operations in various ways. For example, negative events or publicity associated with our Chapter 11 proceedings could adversely affect our relationship with customers, vendors and employees, which in turn could adversely affect our operations and financial condition, particularly if the Chapter 11 proceedings are protracted. Also, transactions outside the ordinary course of business are subject to the prior approval of the Bankruptcy Court, which may limit our ability to respond timely to certain events or take advantage of certain opportunities.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Sensitivity - At September 30, 2005, the Company had cash, cash equivalents totaling $606,640, of which $209,360 were held in escrow. These amounts were invested primarily in money market funds. The unrestricted cash and cash equivalents are held for working capital requirements, general corporate purposes and potential acquisition of assets. The Company does not enter into financial instrument transactions for trading or speculative purposes. Some of the Company's borrowings are through floating rate debt, subject to changes in the prime rate. Accordingly, the Company's interest expense will increase with any future increase in prime rates. The Company however, believes that it has no material exposure to changes in interest rates.

Effect of Changing Prices - The principal effect of inflation on the Company's operating results is to increase costs. The Philippines has historically experienced periods of high inflation but the inflation rate has been below 10% since 1999. For the nine months ended September 30, 2005, inflation averaged 7.9% and we anticipate this inflation trend to continue the remainder of 2005 The high inflation rates experienced in the Philippines have historically been offset the deflationary force on wages due to the fast growing population, high unemployment rate and high number of college graduates entering a market that can not absorb them. A reversal of this trend could result in increased costs that could harm the Company's operating results. However, subject to normal competitive market conditions, the Company believes it has the ability to raise selling prices to offset cost increases over time. In recent years the general rate of inflation has not had a significant adverse impact on the Company.

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

ITEM 4. CONTROLS AND PROCEDURES.

      EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. As of September 30, 2005, management performed an evaluation under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures covered in this Quarterly Report on Form 10-Q. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be disclosed in the Company's periodic reports filed with the SEC as of the end of such period.

      CHANGES IN INTERNAL CONTROL. There was no change in the Company's internal control over financial reporting that occurred during the Company's fiscal third quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. As discussed above, on October 6, 2005, we and substantially all our domestic subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code. The Chapter 11 proceedings have had a significant impact on our business processes and related internal controls over financial reporting to ensure the proper separation and payment of pre-petition and post-petition obligations, and to prepare consolidated financial statements reflecting the changes brought about as a result of the Chapter 11 proceedings.


PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
While no action have been brought the Company faces the possibility of significant claims against it, arising from its financial positions and resulting cost cutting efforts. These include potential claims by Lessors of property upon which we cancelled leases. It is contemplated that these proceedings will be brought as claims or proceedings in connection with the Reorganization Proceeding.

Set forth below are current proceeding not previously reported all of which are subject to the automatic stay in connection with the Reorganization Proceeding. The foregoing does not include any proceeding brought and settled or terminated in the quarter.


         EPIXTAR PHILIPPINES IT ENABLED SERVICES, INC. V. TECHNION COMMUNICATIONS CORP., CASE NO. 2005-13341-CA-01, IN THE CIRCUIT COURT IN AND FOR ELEVENTH JUDICIAL CIRCUIT, IN AND FOR MIAMI-DADE COUNTY, FLORIDA. Lawsuit by Epixtar Philippines IT Enabled Services, Inc. for breach by defendant of a license agreement for the use of an Epixtar call center located in Metro Manila, Philippines. Technion owes the Company approximately $192,181 in accrued license fees and charges for expenses.

         DIGITAL COMMUNICATION WAREHOUSE, INC. V. INNOVATIVE MARKETING STRATEGIES, INC. (N/K/A EPIXTAR MARKETING CORP.) AND COONAN, INC., CASE NO. 05-18149, IN THE COURT OF COMMON PLEAS OF MONTGOMERY COUNTY, PENNSYLVANIA. IMS was corporate guarantor on promissory note, Plaintiff sues on the note in the sum of $358,723.02. This matter is pre-discovery; however, management has been informed by the former principals of IMS that there are defenses available to mitigate the liability set forth above, and, the matter is in settlement negotiations. Epixtar had obtained a 90 day stay of discovery. Rasmussen has estimated the liability at a significantly lower amount.

         EPERFORMAX CONTACT CENTERS, INC. V. B2B ADVANTAGE, INC., VOXX CORP., EPIXTAR CORP. AND his employment with. KENNETH VAN VRANKEN, CASE NO. CH-05-9076 DIV. 03, CHANCERY COURT OF SHELBY COUNTY, TENNESSEE, IN THE THIRTEENTH JUDICIAL CIRCUIT AT MEMPHIS. Lawsuit by former customer for alleged breach of an employee nonsolicitation provision and related tort claims. Opposing counsel has claimed that its primary focus is obtaining injunctive relief. The main thrust of their action was to remove Ken Van Vranken from employment with the Company. (Plaintiff does, however, allege that the Company hired lower level employees in the Philippines in violation of a contractual non-solicitation provision.) Mr. Van Vranken has resigned.

         THERESA BERRY AND JOHN BERRY V. EPIXTAR MARKETING CO. AND DENNIS PROCHASKA, CASE NO, 05-C-428W, IN THE CIRCUIT COURT OF OHIO COUNTY, WEST VIRGINIA. Claim of alleged wrongful discharge. It is not possible to accurately assess this matter at this juncture; however, preliminary review indicates termination for cause and no readily apparent liability.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     As the result of our filing of voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code, we are in technical default on substantially all of our debt obligations. These default provisons are generally unenforceable in connection with the Reorganization Proceeding.

ITEM 5. OTHER INFORMATION

During the third quarter, The Company elected Brad Yeater as its Chief Opeating Officer. Mr. Yeater was an exexcutive officer with IMS (now EMC) before and after its acquisition by the Company.

See "NOTE 9. COMMITMENTS AND CONTINGENCIES-- Purchase and Other Commitments" and
Item 1. Legal Proceedings for addition items which were not disclosed in a Form 8k.

ITEM 6. EXHIBITS

(a) Exhibits:

The following exhibits are filed herewith:

EXHIBIT NO.       DESCRIPTION OF DOCUMENT
-----------       -----------------------

11 Statement re Computation of Per Share Earnings is incorporated by reference to Part I., Item 1. Financial Statements, Note 7, Earnings (Loss) Per Share.

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

                                            EPIXTAR CORP.
                                            (Registrant)


Dated:                            By:    /s/ Irving Greenman
December 8, 2005                         Irving Greenman,
                                         -------------------------------------
                                         President and Chief Financial Officer