Form 10-Q/A
period 2005-06-30
EPIXTAR CORP
filed 2006-01-09
CIK 1099730

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q / A

          (Mark One)
              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005
                                       or
              |_|TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from to

                        COMMISSION FILE NUMBER 011-15489

                                  EPIXTAR CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   FLORIDA                                 65-0722193
------------------------------------------------  -------------------------------------
(State or other jurisdiction of incorporation or  (I.R.S. Employer Identification No.)
                 organization)

          11900 BISCAYNE BOULEVARD, SUITE 700
                 MIAMI, FLORIDA                              33181
------------------------------------------------  -------------------------------------
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

ITEM 6. EXHIBITS


(a) Exhibits:


The following exhibits are filed herewith:

EXHIBIT NO.    DESCRIPTION OF DOCUMENT
-----------    -----------------------

4.14.1   *     Form of Epixtar Securities Purchase Agreement with Laurus Master
               Fund, Ltd.

4.14.2   *     Form of Epixtar Secured Convertible Term Note

4.15.1   *     Form of Amendment Agreement with Laurus

4.15.2   *     Form of Reaffirmation and Ratification Agreement with Laurus

10.18    *     Form of Epixtar Settlement Agreement with SER Solutions, Inc.

10.19    *     Form of Epixtar Consulting Agreement with Realization Services,
               Inc.

10.20.1  *     Form of Epixtar Payment Agreement with former Innovative
               Marketing Strategies, Inc. shareholders

10.20.2  *     Form of Epixtar Payment Agreement with DDM Consulting, Inc.
               re: Assumed Debt

10.20.3  *     Form of Epixtar Payment Agreement with DDM Consulting
               re: Commissions

10.20.4  *     Form of Epixtar Broker Agreement with DDM Consulting, Inc

11       **    Statement re Computation of Per Share Earnings is incorporated by reference to Part I., Item 1. Financial Statements, Note 8,
               Earnings (Loss) Per Share.

EXHIBIT NO.    DESCRIPTION OF DOCUMENT - CONT.
-----------    -------------------------------

31.1           Certification of Chief Executive Officer

31.2           Certification of Chief Financial Officer

32.1           Certification of Chief Executive Officer Pursuant to
               18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2           Certification of Chief Financial Officer Pursuant to
               18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Incorporated by reference to Form 10-Q for the quarter ended June 30, 2005, filed with the SEC on August 22, 2005.


** Incorporated by reference to Form 10-Q/A for the quarter ended June 30, 2005, filed with the SEC on August 23, 2005.

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