Form 10-Q/A
period 2005-09-30
EPIXTAR CORP
filed 2006-01-11
CIK 1099730

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

The Registrant's Form 10-Q for the quarter ended September 30, 2005 has been amended in the following respects:

o Our financial statements have been reviewed by our auditors, which satisfies the technical requirement of Form 10-Q.
o        Note 10 -- Subsequent Events has been added.

Epixtar Corp.Form 10-Q/A

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2005

                                TABLE OF CONTENTS


PART I. FINANCIAL INFORMATION (UNAUDITED)                                                                              PAGE

         Item 1. Independent Accountants' Report                                                                       2
                 Financial Statements                                                                                  3
                 Consolidated Balance Sheets                                                                           3
                 Consolidated Statements of Operations                                                                 4
                 Consolidated Statements of Cash Flows                                                                 5-6
                 Notes to Consolidated Financial Statements                                                            6-20
         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations                 21-27
         Item 3. Quantitative and Qualitative Disclosures About Market Risk33                                          27-28
         Item 4. Controls and Procedures                                                                               28

PART II. OTHER INFORMATION
         Item 1. Legal Proceedings                                                                                     28-29
         Item 3. Defaults Upon Senior Securities                                                                       29
         Item 5. Other Information                                                                                     29
         Item 6. Exhibits                                                                                              30
         Signatures                                                                                                    31
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

                    [LETTERHEAD OF McCLAIN & COMPANY, L.C.]

                        INDEPENDENT ACCOUNTANTS' REPORT

The Officers and Directors
Epixtar Corporation
Miami, Florida

We have reviewed the accompanying condensed consolidated balance sheet of Epixtar Corporation as of September 30, 2005, and the related condensed consolidated statements of operations for the three and nine month periods ended September 30, 2005, and the related condensed consolidated statement of cash flows for the nine month period ended September 30, 2005, as set forth in Form 10-Q. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 1 and 2, certain conditions indicate that the Company may be unable to continue as a going concern. The accompanying financial statements do not include any adjustments to the financial statements that might be necessary should the Company be unable to continue as a going concern.


                                                     /s/ McClain & Company, L.C.

McClain & Company, L.C.
Miami, Florida
January 11, 2006

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
                                                          ================  ================  ================  ===============


See Notes to Consolidated Financial Statements.

EPIXTAR CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                           Nine Months Ended September 30,
                                                                                              2005                    2004
                                                                                      ------------------      ------------------
OPERATING ACTIVITIES:
Net income (loss)                                                                         $ (15,475,136)         $   (6,428,729)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
                 Depreciation and amortization                                                1,756,568                 788,895
                 Provision for doubtful accounts                                                173,288                 318,078
                 Stock-based compensation                                                     1,086,800                 158,208
                 Warrants issued in lieu of finance charges                                   1,170,170                       -
                 Amortization of beneficial conversion feature of convertible stock              42,106               1,812,434
                 Amortization of discount on convertible debt                                   525,584                 600,288
                 Amortization of cost of borrowings                                             446,166                 362,608
                 Amortization of discount on stockholder loan                                         -                  78,488
                 Amortization of intangible assets                                            1,110,787                       -
                 Gain on extinguishment (loss on settlement) of debt                             30,040              (1,140,537)
              Changes in assets and liabilities:
                 Decrease (increase) in:
                    Accounts receivable                                                        (921,966)              1,077,802
                    Prepaid expenses and other                                                 (179,534)                (54,987)
                    Deferred billing costs                                                        6,481                 203,224
                    Deposits and other                                                           43,759                (130,207)
                 Increase (decrease) in:
                    Accounts payable, accrued expenses and other liabilities                    488,134                 229,128
                    Accounts payable - related party                                          2,088,008                 975,000
                    Accrued interest payable                                                    413,731                       -
                    Deferred revenues                                                          (105,563)               (674,908)
                                                                                      ------------------      ------------------
                       Net cash and cash equivalents used in
                          operating activities                                               (7,300,577)             (1,825,215)
                                                                                      ------------------      ------------------
INVESTING ACTIVITIES:
Cash paid for acquisition of IMS                                                                (50,000)                      -
Cash paid for acquisition of property and equipment                                          (1,924,530)             (2,810,039)
Investment in note receivable                                                                         -                (600,000)
Release of cash restricted by governmental agency                                                     -                 241,721
                                                                                      ------------------      ------------------
                       Net cash and cash equivalents used in
                          investing activities                                               (1,974,530)             (3,168,318)
                                                                                      ------------------      ------------------
FINANCING ACTIVITIES:
Proceeds from the issuance of debt, net of loan costs                                        20,649,429               6,671,499
Repayment of notes payable and capital lease obligations                                    (12,168,403)             (1,298,143)
                                                                                      ------------------      ------------------
                       Net cash and cash equivalents provided by
                          financing activities                                                8,481,026               5,373,356
                                                                                      ------------------      ------------------
Net effect of exchange rates on cash                                                           (129,331)                  1,296
                                                                                      ------------------      ------------------
Net Increase (Decrease) in Cash and Cash Equivalents                                           (923,412)                381,119
Cash and Cash Equivalents, beginning of the period                                            1,530,052               1,342,186
                                                                                      ------------------      ------------------
Cash and Cash Equivalents, ending of the period                                           $     606,640          $    1,723,305
                                                                                      ==================      ==================

EPIXTAR CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


(Cont.)

                                                                                             Nine Months Ended September 30,
                                                                                                  2005              2004
                                                                                            ----------------  ----------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income Tax Paid                                                                                 $         -       $         -
                                                                                            ================  ================
Interest Paid                                                                                   $   568,705       $   220,543
                                                                                            ================  ================

NON CASH TRANSACTIONS
Issuance of 550,290 shares of common stock as part of guaranteed agreement related to the
  Company's acquisition of IMS                                                                  $   385,000       $         -
Conversion of 2,700 shares of preferred stock into
  414,557 shares of common stock                                                                    294,000                 -
Purchase commitment of equipment secured by promissory note                                       3,070,000                 -
Equipment purchased under capital leases                                                            247,832           339,476


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

Commencing October 15, 2004 through December 31, 2004, the Company and its wholly-owned subsidiary, Voxx Corporation ("Voxx"), sold to accredited investors, in a private placement, an aggregate of $2,947,500 principal amount of 5% Joint Unsecured Subordinated Convertible Promissory Notes due May 2007 to accredited investors. Pursuant to the notes, in the event Voxx becomes a public company, the then outstanding notes are immediately converted into shares of Voxx common stock. The rate of interest will be increased to an annual rate of 10% if Voxx does not become a public corporation after one year. Until Voxx is a public company a holder may convert his entire note into shares of the Company's Common Stock for one year at a fixed conversion price related to market but not less than $2.25. Thereafter the exercise price will be the lesser of $1.00 or the average market price for a period preceding the one-year anniversary of the notes, as specified in the agreement. The notes are subordinate in all respects to the senior debt. In addition to the note each unit also consists of the right to receive in the future (i) warrants to purchase the Company's Common Stock and/or (ii) warrants to purchase Voxx's common stock. Based on the terms of the conversion associated with the notes, there was an intrinsic value associated with the beneficial conversion feature estimated at $118,996 as of December 31, 2004, which was recorded as deferred interest and presented as a discount on the convertible debenture, net of amortization to be taken over the terms of the notes. . During the three months ended March 31, 2005, an additional $767,500 principal amount of 5% Joint Unsecured Subordinated Convertible Promissory Notes due May 2007. were sold, There was an intrinsic value associated with the beneficial conversion feature of the additional $767,500 principal amount issued during the March 2005 quarter estimated at $12,153, which was recorded as deferred interest and presented as a discount on the convertible notes, net of amortization to be taken over the terms of the notes. At September 30, 2005 and December 31, 2004, these notes amounted to $3,628,051 and $2,835,601, respectively, net of unamortized discount of $86,949 and $111,899, respectively, resulting from the intrinsic value of the beneficial conversion feature. Because of the default provisions contained in the agreement, the outstanding principal balance at September 30, 2005 is classified as current on the Consolidated Balance Sheet.

On June 23, 2005, the Company entered into an agreement with SER Solutions, Inc. ("SER") that provides for the purchase by the Company of $3,070,000 of dialer equipment for its call centers over the next 18 months. In connection with the agreement, the Company has executed a non-interest bearing Promissory Note in the amount of $3,423,000, representing the purchase commitment of $3,070,000 and $353,000 due on prior note for dialer equipment. See Note 9.

On July 15, 2005, the Company entered into a Securities Purchase Agreement (the "Purchase Agreement") and certain related agreements with Laurus Master Fund, Ltd. ("Laurus") providing for the issuance to Laurus by the Company of a Secured Convertible Term Note in the aggregate principal amount of $6,200,000 (the "Note"). On August 15, 2005, the parties mutually amended the Purchase Agreement and increased the principal amount of the Note to $14,200,000. At September 30, 2005, Laurus and its affiliates held approximately $14,768,000 of outstanding convertible debt of the Company. Laurus may advance up to $6,200,000 ($14,200,200, as amended -to the Company for use by the Company for working capital and to continue the build out of its Philippine-based call center business. All advances under the Note are subject to the satisfaction of certain conditions. The note bears interest at the rate of 10% per annum. The Note may be prepaid at any time at 100% of the then outstanding principal balance at the time of prepayment plus accrued interest. The outstanding principal due under the Note is convertible into common stock of the Company at a conversion price of $1.00 per share, subject to adjustment for stock splits, stock dividends or other similar transactions or if new rights to acquire common stock of the Company are issued at a price less than the then existing conversion price under the Note. Laurus has certain rights to require the Company to register the sale of the shares of common stock into which the principal of the Note is convertible under federal and state securities laws. In connection with the issuance of the Note, the Company has placed into escrow resignations from its existing directors and proxies in favor of Laurus from the holders of a majority of the Company's presently outstanding common stock. Such instruments are to be released to Laurus from escrow and may be exercised by Laurus in the event of a default by the Company under the Purchase Agreement or the Note or under any other agreement of the Company or its subsidiaries with Laurus. The effect of such instruments would be to allow Laurus to replace the board of directors of the Company with persons selected by it. The Note is secured by all of the assets of Voxx Corporation, a subsidiary of the Company, and the subsidiaries of Voxx Corporation, the Company's shareholdings in Voxx Corporation and significantly all of its other subsidiaries, by a pledge of the Company's contract revenues and those of its subsidiaries from all sources and by certain other assets of the Company and its subsidiaries. The Note significantly restricts the ability of the Company and its subsidiaries from borrowing additional monies without the consent of the Laurus. The Company is presently obligated to place all revenues from its internet service provider businesses into a lock box, which revenues may be used by the Company only with the prior approval for payment of expenses approved by Laurus and its affiliates. In connection with the Purchase Agreement and the Note, the Company and its subsidiaries have agreed to place all revenues from its call center business in a lock box as well and have agreed that such revenues may only be withdrawn from the lock box for payment of expenses approved by Laurus.

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

On June 30, 2005, the board of directors of the Company granted an aggregate of 1,500,000 shares of Voxx Corporation common stock owned by the Company (the "Restricted Shares") to TransVoice LLC, an affiliate of and a consultant to the Company which grant is evidenced by a Restricted Stock Agreement between the Company and the grantee. The grant was made in exchange for consulting services performed and to be performed by TransVoice for Epixtar and Voxx. Voxx Corporation is a subsidiary of the Company.


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

Purchase and Other Commitments

The following commitments are all subject to the Reorganization Proceeding

On June 23, 2005, the Company entered into an agreement with SER Solutions, Inc. ("SER") that provides for the purchase by the Company of $3,070,000 of dialer equipment for its call centers over the next 18 months. The agreement also resolved certain licensing and payment disputes between the parties related to previous purchases by the Company from SER. In connection with the agreement, the Company has executed a promissory note in the amount of $3,423,000 to SER, representing the purchase commitment of $3,070,000 and $353,000 due on prior purchases of dialer equipment. See Note 4.

On January 3, 2005, as part of the IMS acquisition, the Company guaranteed commissions payable owed by IMS under consulting agreement with DDM Consulting, Inc ("DDM"). On August 4, 2005, this agreement pursuant to which DDM agreed to reduce the outstanding balance by 50% to $96,301, The Company paid $32,100 toward this amount in August 2005, and was obligated to pay the balance in monthly installments of $16,050 from September 5, 2005,through December 5, 2005.On August 1, 2005, the Company entered into a new Broker Agreement with DDM whereby the service fee and commission structures were re-defined. As part of the new agreement, on August 4, 2005, DDM agreed to reduce the outstanding balance of commissions due by 50% to $314,587. Under certain conditions DDM was to receive an additional lump sum in the amount of $314,587 but these conditions are unlikely to be met. The reduced broker amount was payable in weekly installments of $50,000 . Through August 12, 2005, the Company paid DDM $100,000 toward this amount. The Company has not paid installments subsequent to August 2005.

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

NOTE 10.  SUBSEQUENT EVENTS

1. As mentioned in Note 2, on October 6, 2005, the Company and all of its domestic subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code, in the United States Bankruptcy Court ("the Court") for the Southern District of Florida (Case Nos. 05-42040-BKC-AJC through 05-42049-BKC-AJC) ("Reorganization Proceeding"). The Debtor cases are being jointly administered under the caption "In re Epixtar Corp., et al., Case No. 05-42040-BKC-AJC." The Debtors intend to continue to operate their business as "debtors-in-possession" under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Court. At about the same time, on October 7, 2005 Epixtar Philippines IT Enabled Services Corporation, an indirect subsidiary of Epixtar Corp., also filed a petition for Rehabilitation under Philippine law ("Philippine Proceeding").

     2. On December 2, 2005, the Court entered an interim order (the "Interim Order") Authorizing the Debtors to obtain debtor in possession ("DIP") financing from Laurus Master Fund ("Laurus") and further authorizing the Debtors' use of cash collateral. At the same time, the Company and its subsidiaries entered into a stipulation (the "Stipulation") with Laurus and certain other creditors (collectively the "Laurus Parties"). A final hearing before the Court on the debtor-in-possession financing, use of cash collateral and for approval of the Stipulation occurred on December 21, 2005. After the hearing (i) a Final Order Authorizing Call Center Debtors to Obtain Secured Debtor-in-Possession Financing From And Use Cash Collateral of Laurus Master Fund Ltd. ("Financing Order"} and (ii) an Order Settling Controversy Between Debtors and Laurus Master Fund, Ltd. Pursuant to Bankruptcy Rule 9019 (A)(the "Stipulation Order") were both entered and became final and nonappealable on January 2, 2006. The Financing Order substantially approved the Interim Order. The Stipulation Order revised the Stipulation and approved the Stipulation as revised (the "Revised Stipulation").

         Pursuant to the Interim Order, Laurus advanced interim financing in the amount of $750,000, Laurus consented to the Debtors' use of cash collateral, and the Debtors and Laurus Parties exchanged general releases; however, any claims or causes of action against Laurus Parties are preserved, in part, for the benefit of the Official Committee of Unsecured Creditors. The Stipulation provides, in part, for a reduction of the Laurus Parties' claims from approximately $17,000,000 to $5,000,000, that Laurus, will advance up to an additional $1,750,000 in accordance with a 90 day budget already approved by Laurus. On December 22, 2005, Laurus advanced $1,157,837 and on January 5, 2006 advanced $174,971 as part of the balance of the DIP financing of $1,750,000. Laurus will become beneficial owner of the ISP assets and that the Debtors will file a plan or plans of reorganization on or before January 15, 2006 - the foregoing are all subject to the entry of final orders approving the DIP financing and the Stipulation. Additionally, the Stipulation provides that, following entry of a final order approving the DIP financing and Stipulation, as well as upon the effective date of the plan or plans of reorganization filed on behalf of the Debtors, Laurus will receive a 9.9% equity interest in each of the Company and its subsidiary, VOXX Corporation, and Laurus and one other of the Laurus Parties will receive three (3) year notes in the aggregate amount of $5,000,000.00 (which will provide for monthly payments of interest, based upon the prime rate of interest), with certain conversion rights.

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


     RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 2005 Compared With Three and Nine Months Ended September 30, 2004

Set forth below are comparisons of financial results of operations for the three months and nine months ended September 30, 2005 and 2004. These comparisons are intended to aid in the discussion that follows. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and accompanying Notes, which appear in Item 1. Financial Statements, in this Quarterly Report on Form 10-Q/A.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Sensitivity - At September 30, 2005, the Company had cash and cash equivalents totaling $606,640, of which $209,360 were held in escrow. These amounts were invested primarily in money market funds. The unrestricted cash and cash equivalents are held for working capital requirements, general corporate purposes and potential acquisition of assets. The Company does not enter into financial instrument transactions for trading or speculative purposes. Some of the Company's borrowings are through floating rate debt, subject to changes in the prime rate. Accordingly, the Company's interest expense will increase with any future increase in prime rates. The Company however, believes that it has no material exposure to changes in interest rates.

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

ITEM 5. OTHER INFORMATION

During the third quarter, The Company elected Brad Yeater as its Chief Opeating Officer. Mr. Yeater was an executive officer with IMS (now EMC) before and after its acquisition by the Company.

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

                                            EPIXTAR CORP.
                                            (Registrant)


Dated:                            By:    /s/ Irving Greenman
January 11, 2006                         Irving Greenman,
                                         -------------------------------------
                                         President and Chief Financial Officer